Form 10-Q
period 2008-03-31
MAKO Surgical Corp.
filed 2008-05-09
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33966
MAKO Surgical Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-1901148

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
2555 Davie Road, Fort Lauderdale, Florida 33317
(Address of principal executive offices) (Zip Code)
(954) 927-2044
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2008:

Class	Outstanding at May 8, 2008
Common Stock	18,476,919

MAKO Surgical Corp

i

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
MAKO SURGICAL CORP.
Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$44,532	$9,615
Short-term investments	1,534	3,084
Accounts receivable	1,467	2,213
Inventory	2,201	2,346
Prepaids and other assets	449	310

Total current assets	50,183	17,568
Deferred cost of revenue	1,512	926
Long-term investments	1,487	—
Property and equipment, net	2,733	2,321
Intangible assets, net	5,312	5,477
Other assets	171	170
Deferred initial public offering costs	—	2,728

Total assets	$61,398	$29,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$811	$1,511
Accrued compensation and employee benefits	748	1,033
Other accrued liabilities	1,876	2,680
Deferred revenue	50	50
Accrued license fee	—	3,955

Total current liabilities	3,485	9,229
Long-term liabilities:
Deferred revenue	4,537	3,311

Total liabilities	8,022	12,540
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.001 par value; 0 shares authorized as of March 31, 2008 and 5,000,000 shares authorized as of December 31, 2007; 0 and 4,498,745 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively; including accrued cumulative dividends of $0 and $1,054 as of March 31, 2008 and December 31, 2007, respectively	—	4,806
Series B redeemable convertible preferred stock, $0.001 par value; 0 shares authorized as of March 31, 2008 and 16,500,000 shares authorized as of December 31, 2007; 0 and 15,151,516 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively; including accrued cumulative dividends of $0 and $3,162 as of March 31, 2008 and December 31, 2007, respectively	—	23,102
Series C redeemable convertible preferred stock, $0.001 par value; 0 shares authorized as of March 31, 2008 and 13,600,000 shares authorized as of December 31, 2007; 0 and 13,513,514 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively; including accrued cumulative dividends of $0 and $1,647 as of March 31, 2008 and December 31, 2007, respectively	—	31,579

Total redeemable convertible preferred stock	—	59,487

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 135,000,000 authorized as of March 31, 2008 and 60,000,000 shares authorized as of December 31, 2007; 18,072,353 and 1,870,603 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	18	2
Additional paid-in capital	104,941	—
Accumulated deficit	(51,590)	(42,843)
Accumulated other comprehensive income	7	4

Total stockholders’ equity (deficit)	53,376	(42,837)

Total liabilities and stockholders’ equity (deficit)	$61,398	$29,190

See accompanying notes.

MAKO SURGICAL CORP.
Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue:
Products	$415	$95
Tactile Guidance System	—	—
Other	83	5

Total revenue	498	100
Cost of revenue:
Products	140	25
Tactile Guidance System	230	10
Other	—	1

Total cost of revenue	370	36

Gross profit	128	64

Operating costs and expenses:
Selling, general and administrative	4,648	1,933
Research and development	3,610	1,517
Depreciation and amortization	422	270

Total operating costs and expenses	8,680	3,720

Loss from operations	(8,552)	(3,656)
Interest and other income	160	236
Interest and other expenses	(109)	(76)

Net loss	(8,501)	(3,496)
Accretion of redeemable convertible preferred stock	(44)	(72)
Accrued dividends on redeemable convertible preferred stock	(521)	(683)

Net loss attributable to common stockholders	$(9,066)	$(4,251)

Net loss per share — Basic and diluted attributable to common stockholders	$(0.95)	$(2.73)

Weighted average common shares outstanding — Basic and diluted	9,512	1,556

See accompanying notes.

MAKO SURGICAL CORP.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net loss	$(8,501)	$(3,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	288	121
Amortization of intangible assets	165	153
Stock-based compensation	1,474	73
Inventory write-down	79	4
Loss on investment asset impairment	63	—
Accrued interest expense on deferred license fee	45	73
Changes in operating assets and liabilities:
Accounts receivable	746	356
Inventory	66	(324)
Due from related party	29	98
Prepaid and other assets	(168)	(87)
Other assets	(587)	11
Accounts payable	(700)	(253)
Accrued compensation and employee benefits	(285)	361
Other accrued liabilities	(804)	(109)
Deferred revenue	1,226	—

Net cash used in operating activities	(6,864)	(3,019)
Investing activities:
Purchase of short-term investments	(1,990)	(13,115)
Proceeds from sales and maturities of short-term investments	1,993	1,266
Acquisition of property and equipment	(700)	(351)
Payment of deferred license fee on IBM license	(4,000)	—
Acquisition of intangible assets	—	(50)

Net cash used in investing activities	(4,697)	(12,250)
Financing activities:
Proceeds from initial public offering of common stock, net of underwriting fees of $3,570	47,430	—
Deferred initial public offering costs	(970)	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of stock issuance costs	—	29,916
Exercise of common stock options for cash	18	—

Net cash provided by financing activities	46,478	29,916

Net increase in cash and cash equivalents	34,917	14,647
Cash and cash equivalents at beginning of period	9,615	2,108

Cash and cash equivalents at end of period	$44,532	$16,755

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$44	$72
Accrued dividends on redeemable convertible preferred stock	521	683
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	53,667	—
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	6,385	—
Reclassification of deferred initial public offering costs to additional paid-in capital	3,698	—
Interest on note receivable for common stock	—	1
See accompanying notes.

MAKO SURGICAL CORP.
Notes to Condensed Financial Statements
(Unaudited)
1. Description of the Business
MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company providing innovative surgical solutions to the orthopedic knee arthroplasty market. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida.
In February 2008, the Company effected a one for 3.03 reverse split of its issued and outstanding common stock, which has been retroactively reflected in these condensed financial statements and notes to the condensed financial statements. Also, in February 2008, the Company completed its initial public offering (“IPO”) of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to the Company, after expenses, of approximately $43.7 million.
In conjunction with the completion of the Company’s IPO in February 2008, all of the Company’s outstanding Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock were converted into 10,945,080 shares of common stock, adjusted for the February 2008 reverse stock split. The conversion was approved by the Company’s Board of Directors and the affirmative election of those who were then the holders of at least the Respective Preferred Majority of the then-outstanding shares of preferred stock. The Respective Preferred Majority consisted of the holders of at least sixty percent (60%), sixty-six and two-thirds percent (66-2/3%) and seventy percent (70%) of the outstanding shares of Series A, Series B and Series C redeemable convertible preferred stock, respectively, each voting as a separate class. In connection therewith, all remaining redeemable convertible preferred stock discounts and accrued dividends were reclassified to additional paid-in capital and were not paid.
2. Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2007 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”). The results of operations for the first quarter of 2008 may not be indicative of the results to be expected for the entire year or any future periods.
Risks and Uncertainties
The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations, uncertainty of widespread market acceptance of products, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating its inventory net realizable value, uncertainty continues to exist.

The Company’s current versions of its Tactile Guidance System (“TGS”) and its unicompartmental implants have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company, such as future versions of its TGS and implants, will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance or approval. If the Company was to be denied such clearance or approval or such clearance or approval was delayed, it could have a material adverse impact on the Company.
The Company believes its existing cash, cash equivalents and short-term investment balances, including the net proceeds received upon completion of its IPO, and interest income earned on these balances will be sufficient to meet its anticipated cash requirements for at least the next 12 months. To the extent the Company’s available cash, cash equivalents and short-term investment balances and net proceeds from the IPO are insufficient to satisfy its operating requirements after that period, the Company will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict its operations. Although the Company currently has no firm agreements or arrangements with respect to any additional financing, the Company anticipates requiring additional capital. Any such required additional capital may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.
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
The Company recognizes product revenue for sales of the TGS when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. Such arrangements require the Company to provide upgrades and enhancements to the TGS unit including delivery of version 2.0 of the TGS, which is anticipated to occur in the first half of 2009, subject to regulatory clearances or approvals. All of these customer upgrade rights to receive the upgrades through version 2.0 of the TGS are on a when and if available basis.
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
Billings on TGS units are currently recorded as deferred revenue. The direct cost of revenue associated with the sale of TGS units is currently recorded as deferred cost of revenue. Costs associated with establishing an accrual for the TGS standard one-year warranty liability and royalties related to the sale of TGS units covered by licensing arrangements are expensed as incurred and included in cost of revenue tactile guidance system in the condensed statements of operations. The Company anticipates ultimately recognizing a positive margin on the sales to date of TGS units, including the satisfaction of the remaining upgrades through the final deliverable of version 2.0 of the TGS, which is anticipated to be in the first half of 2009. If the Company is not able to deliver version 2.0 of the TGS, customers would retain the original TGS unit sold and the Company would not be obligated to refund the purchase price of the TGS unit.

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
Deferred Revenue and Deferred Cost of Revenue
Deferred revenue consists of deferred product revenue and deferred service revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacture of units for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.
Intangible Assets
The Company’s intangible assets are comprised of a purchased patent application and licenses to intellectual property rights. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives (generally the life of underlying patents), which range from approximately 10 to 19 years.
Deferred Initial Public Offering Costs
Specific incremental costs directly associated with the Company’s IPO, primarily legal, accounting and printing costs, were deferred and reflected as an asset until reclassification to stockholders’ equity (deficit) upon closing of the IPO in February 2008.
Net Loss Per Share
The Company calculated net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders adjusted for redeemable convertible preferred stock accretion and dividends by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
(in thousands)	2008	2007
Stock options outstanding	2,100	1,266
Warrants to purchase common stock	463	463
Redeemable convertible preferred stock	—	33,164

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.
SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:
•	Level 1 Inputs- Quoted prices for identical instruments in active markets.

•	Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs- Instruments with primarily unobservable value drivers.
SFAS 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition.
Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”) and has not elected to use fair value measurement on any assets or liabilities under this statement. The Company has determined that the adoption of SFAS 159 had no effect on its results of operations and financial position.
Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company has determined that the adoption of EITF 07-03 had no effect on its results of operations and financial position.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) will become effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS 141(R) will have on its financial statements.

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
3. Short-Term Investments and Long-Term Investments
The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income (loss) within stockholders’ equity (deficit). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other expenses. Interest and dividends on securities classified as available-for-sale are included in interest and other income. The cost of securities sold is based on the specific identification method.
The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:
As of March 31, 2008

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Short-term investments:
U.S. treasury notes	$1,493	$7	$—	$1,500
Certificates of deposit	34	—	—	34

Total short-term investments	1,527	7	—	1,534
Long-term investments:
Variable auction rate securities, net of impairment charge of $63	1,487	—	—	1,487

Total short and long-term investments	$3,014	$7	$	$3,021

As of December 31, 2007

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Short-term investments:
Variable auction rate securities	$1,550	$—	$—	$1,550
U.S. treasury notes	1,505	4	—	1,509
Certificates of deposit	25	—	—	25

Total short-term investments	$3,080	$4	$—	$3,084

As of March 31, 2008 and December 31, 2007, all short-term investments have maturities or interest reset dates of less than one year.

The fair values of the Company’s investments based on the level of inputs are summarized below:

		Fair Value Measurements at the Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. treasury notes	$1,500	$1,500	$—	$—
Certificates of deposit	34	34	—	—

Total short-term investments	1,534	1,534	—	—

Long-term investments:
Variable auction rate securities, net of impairment charge of $63	1,487	—	—	1,487

Total short and long-term investments	$3,021	$1,534	$—	$1,487

As of March 31, 2008, the Company held approximately $1.6 million par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities. Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The continued uncertainty in the credit markets has affected the Company’s holdings in auction rate securities, however, and the liquidity and fair value of these investments has been negatively impacted. As a result, the estimated fair value of many of these investments no longer approximated par value. Therefore, as of March 31, 2008, the Company wrote down the fair value of its auction rate securities from the par value of approximately $1.6 million to the then estimated fair value of approximately $1.5 million. The Company recorded an other-than-temporary impairment charge of approximately $63,000 to reduce the value of its auction rate securities to the new fair value. In addition, as a result of the unresolved liquidity concerns, the Company reclassified its auction rate securities from short-term investments to long-term investments as of March 31, 2008.
The Company used a discounted cash flow model to determine the estimated fair value of its auction rate securities as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. These assumptions are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions could result in significantly different estimates of fair value. The fair value of the Company’s auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, the Company may incur additional impairment on its auction rate securities. The Company will continue to monitor the fair value of its auction rate securities and relevant market conditions and may record additional impairment charges if future circumstances warrant such charges.

The table below provides a reconciliation of auction rate securities assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the period from January 1, 2008 to March 31, 2008.

Fair Value
Measurements Using
Significant
Unobservable Inputs
Variable Auction Rate
(in thousands)	Securities
Beginning balance	$1,550
Total losses realized included in earnings	(63)

Ending balance	$1,487

The total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(63)

4. Inventory
Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Raw materials	$993	$974
Work-in-process	511	642
Finished goods	697	730

Total inventory	$2,201	$2,346

5. Commitments and Contingencies
IBM License Agreement
In March 2006, the Company entered into an agreement with International Business Machines Corporation (“IBM”) to license, in the Company’s field of business, IBM’s patent portfolio in exchange for a payment of $2 million upon execution of the agreement and a deferred payment of $4 million payable upon a change of control, as defined in the agreement (including, but not limited to, an initial public offering of the Company’s common stock) (the “Deferred License Fee”). Upon completion of the Company’s IPO in February 2008, the Company paid the $4 million Deferred License Fee due to IBM.
Contingencies
In November 2007, the Company received a letter from counsel to SensAble Technologies, Inc. (“SensAble”), a licensor to the Company, alleging that the Company infringed certain of its patents and breached a confidentiality provision in the license agreement between SensAble and the Company dated May 2006 (the “SensAble License Agreement”). In the letter, SensAble alleged, among other things, that the Company exceeded the scope of its licensed field of computer-assisted surgery by using the technology for, among other things, pre-operative planning and post-operative follow-up. SensAble also alleged that the Company infringed one or more claims in five U.S. patents that are not among the patents licensed to the Company pursuant to the SensAble License Agreement.
The Company investigated SensAble’s allegations, and, based on the opinion of external counsel, it believes that if SensAble initiates a lawsuit against the Company, a court should find that its TGS does not infringe any of the SensAble patents identified in the November 2007 letter. The Company communicated its belief to SensAble. SensAble has not commenced any legal action against the Company, but may do so in the future. The letter from counsel to SensAble stated that unless the Company, among other things, ceases and desists from alleged infringement of SensAble’s patents or pay additional licensing fees, including a proposed licensing fee of $30 million for additional patents not included in the SensAble License Agreement, SensAble intends to bring a lawsuit against the Company. The Company intends to vigorously defend itself against these allegations in the event of a lawsuit. The Company cannot predict the outcome of this matter at this time.

The Company has been a party to other legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.
6. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Activity in redeemable convertible preferred stock and stockholders’ equity (deficit) is summarized as follows:

	Redeemable				Additional		Other	Total
	Convertible Preferred		Common	Stock	Paid-in	Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance at December 31, 2007	33,164	$59,487	1,871	$2	$—	$(42,843)	$4	$(42,837)
Issuance of common stock in initial public offering	—	—	5,100	5	43,727	—	—	43,732
Issuance of common stock upon exercise of options	—	—	21	—	18	—	—	18
Employee share-based compensation expense	—	—	—	—	298	—	—	298
Restricted common stock compensation expense	—	—	135	—	1,176	—	—	1,176
Accretion to redemption value of Series A, B and C redeemable convertible preferred stock	—	44	—	—	(44)	—	—	(44)
Accrued dividends on Series A, B and C redeemable convertible preferred stock	—	521	—	—	(275)	(246)	—	(521)
Conversion of Series A, B and C redeemable convertible preferred shares into common shares	(33,164)	(53,667)	10,945	11	53,656	—	—	53,667
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	—	(6,385)	—	—	6,385	—	—	6,385
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(8,501)	—	(8,501)

Total comprehensive loss	—	—	—	—	—	—	—	(8,498)

Balance at March 31, 2008	—	$—	18,072	$18	$104,941	$(51,590)	$7	$53,376

Redeemable Convertible Preferred Stock
As of March 31, 2008, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of March 31, 2008, there were no shares of preferred stock issued or outstanding. All shares of Series A, Series B and Series C redeemable convertible preferred stock that were issued and outstanding as of December 31, 2007 converted into 10,945,080 shares of common stock upon closing of the Company’s IPO in February 2008.
Common Stock
As of March 31, 2008, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. As of December 31, 2007, the Company was authorized to issue 60,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
In December 2004, the Company issued 189,768 shares of restricted common stock to certain consultants (the “Consultant Restricted Stock”). The Consultant Restricted Stock vested in tranches upon the Company’s achievement of certain business milestones and any unvested restricted stock vested immediately upon completion of an initial public offering of common stock. Upon vesting, the Company recorded consulting expense equal to the estimated fair value of the Company’s common stock on the date of vesting. As of January 1, 2008, 94,884 shares of the Consultant Restricted Stock were unvested. Upon closing of the IPO in February 2008, the vesting of the remaining 94,884 shares of Consultant Restricted Stock was accelerated and the Company recognized $949,000 of compensation expense associated with the accelerated vesting of the Consultant Restricted Stock during the three months ended March 31, 2008 based on the IPO price of $10.00 per share.

Comprehensive Loss
Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2008 and 2007, the Company recorded comprehensive losses of approximately $8,498,000 and $3,508,000, respectively.
Stock Option Plans and Stock-Based Compensation
The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 Revised, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.
During the three months ended March 31, 2008 and 2007, stock-based compensation expense was $1,474,000 and $73,000, respectively. Included within stock-based compensation expense for the three months ended March 31, 2008 were $298,000 related to stock option grants, $227,000 related to the partial vesting of 741,075 shares of restricted stock granted to the Company’s CEO at various dates from 2005 through 2007, and $949,000 related to the vesting of the Consultant Restricted Stock discussed above.
The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is described in the Form 10-K. In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Omnibus Incentive Plan (the “2008 Omnibus Incentive Plan,” and together with the 2004 Plan, the “Plans”). The 2008 Omnibus Incentive Plan became effective upon the closing of the IPO and will expire January 9, 2018 unless earlier terminated by the Board of Directors. The aggregate number of shares of the Company’s common stock that may be issued initially pursuant to stock awards under the 2008 Omnibus Incentive Plan is 1,084,703 shares, which includes approximately 85,000 shares previously reserved but unallocated under the 2004 Plan. Awards under the 2008 Omnibus Incentive Plan may be made in the form of: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; and any combination of the foregoing.
Generally, the Company’s outstanding stock options vest over four years. However, certain stock options granted in 2004 vested on the date of grant. Stock options granted to certain non-employee directors generally vest over three years. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant; however, certain stock options granted in 2007 were to begin vesting upon the achievement of performance conditions.
Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years.

Activity under the Plans is summarized as follows:

		Outstanding Options
			Weighted
	Shares/Options		Average
	Available	Number of	Exercise
(in thousands, except per share data)	For Grant	Options	Price
Balance at December 31, 2007	85	1,917	$4.81
Shares reserved	1,000	—	$—
Options granted	(213)	213	$9.30
Options exercised	—	(22)	$0.81
Options forfeited	8	(8)	$7.00

Balance at March 31, 2008	880	2,100	$5.37

Included in the 2008 stock option grants in the table above are 198,019 incentive stock options the Company granted to its CEO upon the completion of its IPO in February 2008.
As of March 31, 2008, there was total unrecognized compensation cost of approximately $4,760,000, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.34 years as of March 31, 2008.
The estimated grant date fair values of the stock option grants were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.45% - 3.54%	4.51% - 4.89%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	56.72% - 56.49%	57.10%
Employee Stock Purchase Plan
In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). The 2008 Employee Stock Purchase Plan became effective upon closing of the IPO. The 2008 Employee Stock Purchase Plan authorizes the issuance of 625,000 shares of the Company’s common stock for purchase by eligible employees of the Company or any of its participating affiliates. The shares of common stock issuable under the 2008 Employee Stock Purchase Plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. The purchase price for an offering period may not be less than 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or the day on which the shares are purchased, whichever is lower. No shares were issued under the 2008 Employee Stock Purchase Plan during the three months ended March 31, 2008.
Warrants
In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants are immediately exercisable at an exercise price of $3.00 per share (after giving effect to the one for 3.03 reverse split of the Company’s common stock), and expire in December 2014. As of March 31, 2008, all the warrants were outstanding and exercisable and none had been exercised.

7. Income taxes
The Company accounts for income taxes under SFAS 109. Deferred income taxes and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact the financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, the Company has decided to classify any interest and penalties as a component of tax expense. As of March 31, 2008, the Company had no unrecognized tax benefits. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company files federal and state income tax returns in several jurisdictions in the United States. The tax years from 2004 through 2007 remain open and are subject to examination by the appropriate governmental agencies.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this report, “MAKO Surgical”, “MAKO”, the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the timing and number of planned new product introductions, market acceptance of the MAKOplasty solution, the future availability of implants and components of our Tactile Guidance System, or TGS, from third-party suppliers, including single-source suppliers, the anticipated adequacy of our capital resources to meet the needs of our business, our ability to sustain, and our goals for, sales and earnings growth and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. These and other risks are described in greater detail under Item 1A, “Risk Factors,” contained in our annual report on Form 10-K, or Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2008. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances in the future, even if new information becomes available.
“MAKOplasty®,” “Tactile Guidance System” and “TGS,” as well as the “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.” are trademarks of MAKO Surgical Corp.
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
Through March 31, 2008, our revenue was primarily generated from the sale of our implants and disposable products utilized in MAKOplasty procedures. In accordance with our revenue recognition policy, upon customer acceptance of the sale of our TGS we defer recognition of the related revenue and cost of revenue until delivery of version 2.0 of the TGS, which is anticipated in the first half of 2009, subject to regulatory clearances or approvals. We have incurred net losses in each year since our inception, and as of March 31, 2008, we had an accumulated deficit of $51.6 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and burdens associated with operating as a public company.

Recent key milestones and goals in the development of our business include the following:
•	In January 2008, we obtained 510(k) marketing clearance from the FDA for version 1.2 of our TGS and commercially launched version 1.2 of our TGS in the first quarter of 2008.

•	In February 2008, we completed the IPO of our common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to the Company, after expenses, of approximately $43.7 million.

•	We are finalizing development of a TGS software application to enable a single MAKO-branded unicompartmental implant system, combining our inlay and onlay system. We intend to commercially introduce this software version 1.3 of our TGS and the MAKO-branded implant by the end of 2008. We have received a 510(k) clearance for the MAKO-branded implant, and we do not anticipate that TGS version 1.3 will require a 510(k) clearance. The functionality to support the use of the MAKO-branded implant with the TGS was included and cleared as part of version 1.2 of our TGS.

•	We are currently developing version 2.0 of our TGS and modular implants, which would allow multicompartmental knee resurfacing procedures. We intend to commercially introduce version 2.0 of the TGS and the modular implants in the first half of 2009, subject to regulatory clearances or approvals. If we were to be denied such clearances or approvals, if such clearances or approvals were delayed or if the development of version 2.0 is unsuccessful or delayed, it could have a material adverse impact on our results of operations.
We believe that the key to growing our business is expanding the application of MAKOplasty to multicompartmental resurfacing procedures employing implants that address mid-stage, multicompartmental degeneration. To successfully commercialize our products and grow our business, we must gain market acceptance for MAKOplasty.
Factors Which May Influence Future Results of Operations
The following is a description of factors which may influence our future results of operations, including significant trends and challenges that we believe are important to understanding our business and results of operations.
Revenue
Revenue is generated from unit sales of our TGS, including installation services, training and upgrades and enhancements, from sales of implants and disposable products, and by providing extended warranty services. To date, we have generated revenue primarily from the sale of implants and disposable products utilized in MAKOplasty procedures, the majority of which was from several significant customers. Recognition of revenue associated with the sale of TGS units in our statements of operations is dependent upon satisfying all related revenue recognition criteria, which include the delivery of version 2.0 of the TGS, which is anticipated to be in the first half of 2009, subject to regulatory clearances or approvals, as more fully described in Item 1, Financial Statements, Note 2 to the Condensed Financial Statements.
Future revenue from sales of our products is difficult to predict and will only modestly reduce our continued and increasing losses resulting from selling, general and administrative expenses, research and development and other activities for the next several years.
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
Cost of Revenue
Cost of revenue primarily consists of the direct costs associated with the manufacture of TGS units, implants and disposable products for which revenue has been recognized in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the cost associated with establishing at the time of installation an accrual for the TGS standard one-year warranty liability and royalties related to the sale of products covered by licensing arrangements.

The cost of revenue associated with the sale of TGS units is deferred until the recognition of the related revenue. In addition, we expect that deferred costs of revenue associated with the sale of TGS will be higher during the deferral period due to the additional costs associated with providing hardware enhancements and upgrades through and including the anticipated delivery of version 2.0 of our TGS.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation, for sales, marketing, operations, regulatory, quality, executive, finance, legal and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, and recruiting expenses. Our selling, general and administrative expenses are expected to continue to increase due to the cost associated with the expected commercial launch of version 2.0 of our TGS, our modular implant system and disposable products, increased number of employees necessary to support our continued growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we are currently taking preliminary steps to investigate the feasibility of establishing clinical sites outside the United States, which may also increase our selling, general and administrative expenses, and we expect to incur additional costs associated with protecting our intellectual property rights as necessary to support our future product offerings.
Research and Development Expenses
Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary costs for research and development personnel including stock-based compensation, cost for materials used in research and development activities and costs for outside services. Research and development expenses are expected to continue to increase as we develop version 2.0 of our TGS and our modular implant system.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes to those policies for the three months ended March 31, 2008.
Results of Operations
Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
Revenue. Revenue was $498,000 for the three months ended March 31, 2008, compared to $100,000 for the three months ended March 31, 2007 and was primarily generated from the sale of implants and disposable products utilized in MAKOplasty procedures. The increase in revenue of $398,000 was primarily due to an increase in MAKOplasty procedures performed during the three months ended March 31, 2008. The first MAKOplasty procedure was performed in June 2006, and 102 procedures were performed during the three months ended March 31, 2008 compared to 21 procedures performed during the three months ended March 31, 2007. The increase was also attributable to a $78,000 increase in other revenue, which consists primarily of service revenue on extended warranty services and net royalty revenues. We expect our revenue to increase as the number of MAKOplasty procedures performed increases in future periods. The deferred revenue balance was $4.6 million and $700,000 as of March 31, 2008 and 2007, respectively. The increase in the deferred revenue balance is primarily related to unit sales of our TGS during 2008 and 2007. Deferred revenue related to unit sales of our TGS will be recognized in our statement of operations if and when we have satisfied all related revenue recognition criteria. The criteria include the delivery of version 2.0 of the TGS, which is anticipated to be in the first half of 2009, subject to regulatory clearances or approvals.

Cost of Revenue. Cost of revenue was $370,000 for the three months ended March 31, 2008, compared to $36,000 for the three months ended March 31, 2007. The increase in cost of revenue of $334,000 was primarily due to an increase in MAKOplasty procedures performed, the establishment of warranty accruals on sales of TGS units and royalties incurred on sales of TGS units during the three months ended March 31, 2008. We expect our cost of revenue to increase as the number of MAKOplasty procedures performed increases in future periods. In addition, we expect anticipated increases in sales of TGS units to result in an increase in cost of sales as a result of the corresponding increase in royalty and warranty expense. The deferred cost of revenue balance was $1,512,000 and $210,000 as of March 31, 2008 and 2007, respectively. The increase in the deferred cost of revenue balance is primarily related to unit sales of our TGS during 2008 and 2007. Deferred cost of revenue related to unit sales of our TGS will be recognized in our statement of operations if and when we have satisfied all related revenue recognition criteria. The criteria include the delivery of version 2.0 of the TGS, which is anticipated to be in the first half of 2009, subject to regulatory clearances or approvals.
Selling, General and Administrative. Selling, general and administrative expense was $4.6 million for the three months ended March 31, 2008, compared to $1.9 million for the three months ended March 31, 2007. The increase of $2.7 million, or 142%, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the first quarter of 2008 also included $424,000 of stock-based compensation expense compared with $57,000 for the comparable quarter of 2007. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made during 2008 and 2007. We expect our selling, general and administrative expense to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing costs associated with the growing commercialization of MAKOplasty, the anticipated commercial launch of version 2.0 of our TGS in the first half of 2009, continued growth in operations and the costs associated with operating as a public company.
Research and Development. Research and development expense was $3.6 million for the three months ended March 31, 2008, compared to $1.5 million for the three months ended March 31, 2007. The increase of $2.1 million, or 140%, was primarily due to increase in research and development activities associated with on-going development of versions 1.2 and 2.0 of our TGS and the MAKO implant systems; and a nonrecurring charge of $949,000 associated with the vesting in full upon completion of our IPO in February 2008, of restricted common stock issued pursuant to business consultation agreements entered into in December 2004. We expect our research and development expense to increase as we continue to expand our research and development activities, including the development of version 2.0 of our TGS and our implant systems.
Depreciation and Amortization. Depreciation and amortization expense was $422,000 for the three months ended March 31, 2008, compared to $270,000 for the three months ended March 31, 2007. The increase of $152,000, or 56%, was primarily due to an increase in depreciation of property and equipment due to purchases made during 2008 and 2007.
Interest and Other Income. Interest income was $160,000 for the three months ended March 31, 2008, compared to $236,000 for the three months ended March 31, 2007. The decrease of $76,000, or 32%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the three months ended March 31, 2008 compared with the same period of 2007.
Interest and Other Expense. Interest and other expense was $109,000 for the three months ended March 31, 2008, compared to $76,000 for the three months ended March 31, 2007. The increase of $33,000, or 43%, was primarily due to the write down of our variable auction rate securities in the first quarter of 2008 as discussed below under the caption, “Liquidity and Capital Resources.”
Income Taxes. No income taxes were recognized for the three months ended March 31, 2008 and 2007, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the three months ended March 31, 2008 and 2007, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash used in operating activities	$(6,864)	$(3,019)
Cash used in investing activities	(4,697)	(12,250)
Cash provided by financing activities	46,478	29,916

	$34,917	$14,647

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of March 31, 2008, we had an accumulated deficit of $51.6 million and financed our operations principally through the sale of Series A, Series B and Series C redeemable convertible preferred stock and completion of the IPO of our common stock. Through March 31, 2008, we received net proceeds of $52.2 million from the issuance of Series A, Series B and Series C redeemable convertible preferred stock. In February 2008, we completed our IPO of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to us, after expenses, of approximately $43.7 million. In conjunction with the closing of the IPO, in February 2008, all of our outstanding Series A, Series B and Series C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, as adjusted for a one-for-3.03 reverse stock split which has been retroactively reflected in the accompanying condensed financial statements.
As of March 31, 2008, we had approximately $46.1 million in cash, cash equivalents and short-term investments. Our cash and short-term investment balances are held in a variety of interest bearing instruments, including U.S. treasury notes and certificates of deposit.
As of March 31, 2008, we held approximately $1.6 million par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities. Historically the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The continued uncertainty in the credit markets has affected our holdings in auction rate securities, however, and the liquidity and fair value of these investments has been negatively impacted. As a result, the estimated fair value of many of these investments no longer approximated par value. Therefore, as of March 31, 2008, we wrote down the fair value of our auction rate securities from the par value of approximately $1.6 million to the then estimated fair value of approximately $1.5 million. We recorded an other-than-temporary impairment charge of approximately $63,000 to reduce the value of our auction rate securities to the new fair value. In addition, as a result of the unresolved liquidity concerns we reclassified our auction rate securities from short-term investments to long-term investments as of March 31, 2008.
Net Cash Used in Operating Activities
Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and accrued interest; and was also affected by changes in operating assets and liabilities. Included in the changes in operating assets for the three months ended March 31, 2008 and 2007 are approximately $1.2 million and $0, respectively, of increases to the deferred revenue balance, partially offset by increases in the deferred cost of revenue balance. The increases to the deferred revenue balance are primarily related to unit sales of our TGS. Deferred revenue related to unit sales of our TGS will be recognized in the statement of operations upon satisfaction of all related revenue recognition criteria.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2008 primarily relates to the payment of the $4.0 million deferred license fee due to IBM upon completion of our IPO, as discussed under the caption, “Contractual Obligations,” and purchases of property and equipment as we invest in the infrastructure of our growing company. Net cash used in investing activities for the three months ended March 31, 2007 primarily relates to the purchases and proceeds of short-term investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities for the three months ended March 31, 2007 were also reduced by the purchase of property and equipment and acquisition of intangible assets.

Net Cash Provided by Financing Activities
Net cash provided by our financing activities for the three months ended March 31, 2008 and 2007 was primarily attributable to net proceeds received in connection with our IPO in February 2008 and the issuance of Series C redeemable convertible preferred stock in February 2007, respectively.
Operating Capital and Capital Expenditure Requirements
To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next several years as we expand our sales and marketing capabilities in the orthopedics product market, develop version 2.0 of our TGS and our modular implant system and continue to develop the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the anticipated commercial launch of version 2.0 of our TGS and modular implant system in the first half of 2009.
We believe our existing cash, cash equivalents and short-term investment balances, including the net proceeds received upon completion of our IPO, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. To the extent our available cash, cash equivalents and short-term investment balances and net proceeds from the IPO are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. Although we currently have no firm agreements or arrangements with respect to any additional financing, we anticipate requiring additional capital. Any such required additional capital may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.
We are in the process of developing version 2.0 of our TGS. If completion of version 2.0 of our TGS unit is unsuccessful or delayed, or regulatory clearances or approvals are denied or delayed, it could have a material adverse impact on our results of operations and financial position and we may be unable to recognize any revenue associated with sales of our TGS. No right of return exists on sales of prior versions of our TGS if we are unable to complete and deliver version 2.0 of our TGS as anticipated.
Because of the numerous risks and uncertainties associated with the development of medical devices, such as version 2.0 of our TGS and modular implant system, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including but not limited to the following:
•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our products;

•	the rate of progress and cost of on-going development activities;

•	the success of our on-going research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any of these types of transactions.
Contractual Obligations
In March 2006, we entered into a license agreement with IBM in exchange for a payment of $2.0 million upon execution of the agreement and pursuant to which we were required to make a $4.0 million payment in the form of a deferred license fee to IBM upon, among other things, the closing of the IPO of our common stock. In February 2008, upon closing of our IPO, the Company paid the $4.0 million deferred license fee due to IBM.
Other than as described above and scheduled payments through March 31, 2008, there have been no significant changes in our contractual obligations during the three months ended March 31, 2008 as compared to the contractual obligations described in our Form 10-K.
Recent Accounting Pronouncements
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.
SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:
•	Level 1 Inputs- Quoted prices for identical instruments in active markets.

•	Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs- Instruments with primarily unobservable value drivers.
The adoption of SFAS 157 did not have a material impact on our results of operations and financial condition.
Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159, and have not elected to use fair value measurement on any assets or liabilities under this statement. We have determined that the adoption of SFAS 159 had no effect on our results of operations and financial position.
Effective January 1, 2008, we adopted EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-03. EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. We have determined that the adoption of EITF 07-03 had no effect on our results of operations and financial position.

Other than as described above, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2008 as compared to the recent accounting pronouncements described in our Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk is confined to our cash, cash equivalents and short-term investments that have maturities or interest reset dates of less than one year. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs, with the need to maximize being an important consideration. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities. The securities in our investment portfolio are not leveraged, are classified as available for sale and are generally very short-term in nature. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.
As of March 31, 2008, we held approximately $1.6 million par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities. Historically the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The continued uncertainty in the credit markets has affected our holdings in auction rate securities, however, and the liquidity and fair value of these investments has been negatively impacted. As a result, the estimated fair value of many of these investments no longer approximated par value. Therefore, as of March 31, 2008, we wrote down the fair value of our auction rate securities from the par value of approximately $1.6 million to the then estimated fair value of approximately $1.5 million. We recorded an other-than-temporary impairment charge of approximately $63,000 to reduce the value of our auction rate securities to the new fair value. In addition, as a result of the unresolved liquidity concerns we reclassified our auction rate securities from short-term investments to long-term investments as of March 31, 2008.
Item 4T. CONTROLS AND PROCEDURES.
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
The information with respect to SensAble Technologies, Inc. set forth in Part I, Item 1, Financial Statements, Note 5, Commitments and Contingencies, of this report is incorporated into this item by this reference.
Item 1A. RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in our Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our IPO was effected through a registration statement on Form S-1 (File No. 333-146162), that was declared effective by the SEC on February 14, 2008. We registered 5,100,000 shares of our common stock with an aggregate offering price of $51 million, all of which shares we sold. The offering was completed after the sale of all 5,100,000 shares. J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated were the joint book-running managing underwriters of the IPO and Cowen and Company and Wachovia Securities acted as co-managers. The underwriters elected not to exercise their over-allotment option. We paid $3.6 million of the proceeds in underwriting discounts and commissions and incurred an additional $3.7 million of expenses. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.
We currently intend to use the proceeds from the IPO, net of the payment of the IBM license fee and the underwriting discounts and commissions, as set forth below. See Part I, Item 1, Financial Statements, Note 5, Commitments and Contingencies, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for more information regarding payment of the IBM license fee.
•	Approximately $14.0 — $20.0 million for the expansion of sales and marketing activities;

•	Approximately $12.0 — $18.0 million for continuation of research and development activities;

•	The remainder to fund working capital and other general corporate purposes, including the expenses associated with the IPO.
Management has broad discretion over the uses of the proceeds of the IPO. As of March 31, 2008, except for the $4 million deferred license fee paid to IBM upon completion of our IPO, no significant amount of the proceeds had been used. Pending the uses described above, we plan to invest the net proceeds in U.S. government securities and other short-term, investment-grade, interest-bearing instruments or high-grade corporate notes.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Prior to the closing of our IPO, we submitted certain matters to our stockholders for their approval by written consent in connection with the IPO.
On January 10, 2008, the stockholders approved the following matters:
•	The reverse split of our common stock, par value $.001 per share, pursuant to which each issued and outstanding 3.03 shares of common stock were reclassified and combined into one share of common stock (the “Reverse Split”) and the amendment of our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect the Reverse Split, thereby reducing the number of outstanding shares of our common stock;

•	The amendment and restatement of the Certificate of Incorporation following the IPO;

•	The amendment and restatement of our Second Amended and Restated Bylaws following the IPO;

•	The adoption of the 2008 Omnibus Incentive Plan;

•	The adoption of the 2008 Employee Stock Purchase Plan;

•	The approval of a form of Indemnification Agreement for our directors and certain of our officers; and

•	The waiver of our obligation, pursuant to the Second Amended and Restated Stockholders Agreement, dated February 6, 2007, between our stockholders and us listed in the agreement (the “Stockholders Agreement”), to provide an operating plan for 2008.
On February 13, 2008, our stockholders approved the following matters:
•	The automatic conversion of the outstanding shares of our Series A redeemable convertible preferred stock (“Series A Preferred Stock”), Series B redeemable convertible preferred stock (“Series B Preferred Stock”) and Series C redeemable convertible preferred stock (“Series C Preferred Stock”) into shares of our common stock, as adjusted for the Reverse Split; and

•	The termination of the Stockholders Agreement upon the closing of the IPO pursuant to the pricing terms determined by the underwriters of the IPO.
We did not receive the written consent of every stockholder for each of the matters that were presented to our stockholders for approval. Under the terms of the Certificate of Incorporation, the matters presented on January 10, 2008 required the approval of: (i) a majority of all issued and outstanding shares of our common stock on an as-converted basis; (ii) 60% of all of the issued and outstanding shares of Series A Preferred Stock; (iii) 66-2/3% of all of the issued and outstanding shares of Series B Preferred Stock; and (iv) 70% of all of the issued and outstanding Series C Preferred Stock. As of January 10, 2008, there were 40,415,191 outstanding shares of our common stock on an as-converted basis (without giving effect to the Reverse Split), 4,498,745 shares of Series A Preferred Stock, 15,151,516 shares of Series B Preferred Stock and 13,513,514 shares of Series C Preferred Stock. The results of the voting by the stockholders that returned written consents to us on the matters approved on January 10, 2008 were as follows:
For each matter:
36,665,681 shares of outstanding common stock on an as-converted basis (giving effect to the Reverse Split)
3,568,408 shares of Series A Preferred Stock
13,379,561 shares of Series B Preferred Stock
12,621,296 shares of Series C Preferred Stock
Against:           0
Under the terms of the Certificate of Incorporation, the matters that were presented to the stockholders for approval on February 13, 2008 required the approval of: (i) 60% of all of the issued and outstanding shares of Series A Preferred Stock; (ii) 66-2/3% of all of the issued and outstanding shares of Series B Preferred Stock; and (iii) 70% of all of the issued and outstanding Series C Preferred Stock. There was no change to the number of issued and outstanding shares of each series of preferred stock from January 10 to February 13, 2008.
The results of the voting by the stockholders that returned written consents to us on the matters approved on February 13, 2008 were as follows:
For each matter:
2,922,225 shares of Series A Preferred Stock
10,707,733 shares of Series B Preferred Stock
10,099,378 shares of Series C Preferred Stock
Against:           0

Item 6. EXHIBITS.

Exhibit
No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, dated February 20, 2008 (1)

3.2	Third Amended and Restated Bylaws of the Registrant effective as of February 20, 2008 (1)

4.1	Second Amended and Restated Registration Rights Agreement, dated February 6, 2007, between the Registrant and certain of its stockholders (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on September 19, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.
Date: May 9, 2008	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte
Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350