Form 10-Q
period 2008-06-30
MAKO Surgical Corp.
filed 2008-08-08
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2008:

Class	Outstanding at July 29, 2008

Common Stock	18,476,919

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
MAKO SURGICAL CORP.
Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$38,075	$9,615
Short-term investments	1,034	3,084
Accounts receivable	2,916	2,213
Inventory	3,807	2,346
Deferred cost of revenue	2,155	—
Prepaids and other assets	391	310

Total current assets	48,378	17,568
Deferred cost of revenue	—	926
Long-term investments	962	—
Property and equipment, net	2,895	2,321
Intangible assets, net	5,147	5,477
Other assets	225	170
Deferred initial public offering costs	—	2,728

Total assets	$57,607	$29,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,489	$1,511
Accrued compensation and employee benefits	561	1,033
Other accrued liabilities	2,609	2,680
Deferred revenue	6,445	50
Accrued license fee	—	3,955

Total current liabilities	11,104	9,229

Deferred revenue	96	3,311

Total liabilities	11,200	12,540

Commitments and contingencies Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock	—	4,806
Series B redeemable convertible preferred stock	—	23,102
Series C redeemable convertible preferred stock	—	31,579

Total redeemable convertible preferred stock	—	59,487

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 135,000,000 authorized as of June 30, 2008 and 60,000,000 shares authorized as of December 31, 2007; 18,129,718 and 1,870,603 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	18	2
Additional paid-in capital	105,537	—
Accumulated deficit	(59,155)	(42,843)
Accumulated other comprehensive income	7	4

Total stockholders’ equity (deficit)	46,407	(42,837)

Total liabilities and stockholders’ equity (deficit)	$57,607	$29,190

See accompanying notes.

MAKO SURGICAL CORP.
Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Products	$579	$97	$993	$192
Tactile Guidance System	—	—	—	—
Other	125	9	208	14

Total revenue	704	106	1,201	206
Cost of revenue:
Products	244	26	384	51
Tactile Guidance System	235	13	466	23
Other	1	8	1	9

Total cost of revenue	480	47	851	83

Gross profit	224	59	350	123

Operating costs and expenses:
Selling, general and administrative	5,119	2,369	9,767	4,302
Research and development	2,485	1,644	6,094	3,161
Depreciation and amortization	425	301	847	571

Total operating costs and expenses	8,029	4,314	16,708	8,034

Loss from operations	(7,805)	(4,255)	(16,358)	(7,911)
Interest and other income	241	316	401	552
Interest and other expenses	(1)	(76)	(109)	(152)

Net loss	(7,565)	(4,015)	(16,066)	(7,511)
Accretion of redeemable convertible preferred stock	—	(75)	(44)	(147)
Accrued dividends on redeemable convertible preferred stock	—	(879)	(521)	(1,561)

Net loss attributable to common stockholders	$(7,565)	$(4,969)	$(16,631)	$(9,219)

Net loss per share — Basic and diluted attributable to common stockholders	$(0.42)	$(3.19)	$(1.20)	$(5.92)

Weighted average common shares outstanding — Basic and diluted	18,106	1,556	13,809	1,556

See accompanying notes.

MAKO SURGICAL CORP.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:
Net loss	$(16,066)	$(7,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	615	268
Amortization of intangible assets	330	312
Stock-based compensation	2,059	149
Inventory write-down	77	8
Accrued interest expense on deferred license fee	45	147
Changes in operating assets and liabilities:
Accounts receivable	(703)	526
Inventory	(1,538)	(533)
Due from related party	29	98
Prepaid and other assets	(110)	(382)
Other assets	(53)	—
Accounts payable	(22)	(244)
Accrued compensation and employee benefits	(472)	(203)
Other accrued liabilities	(71)	14
Deferred cost of revenue	(1,229)	(2)
Deferred revenue	3,180	(4)

Net cash used in operating activities	(13,929)	(7,357)
Investing activities:
Purchase of investments	(1,990)	(14,133)
Proceeds from sales and maturities of investments	3,081	5,160
Acquisition of property and equipment	(1,189)	(726)
Payment of deferred license fee on IBM license	(4,000)	—
Acquisition of intangible assets	—	(450)

Net cash used in investing activities	(4,098)	(10,149)
Financing activities:
Proceeds from initial public offering of common stock, net of underwriting fees of $3,570	47,430	—
Deferred initial public offering costs	(972)	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of stock issuance costs	—	29,916
Exercise of common stock options for cash	29	2

Net cash provided by financing activities	46,487	29,918

Net increase in cash and cash equivalents	28,460	12,412
Cash and cash equivalents at beginning of period	9,615	2,108

Cash and cash equivalents at end of period	$38,075	$14,520

Supplemental disclosures of cash flow information
Interest paid	$—	$5

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$44	$147
Accrued dividends on redeemable convertible preferred stock	521	1,561
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	53,667	—
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	6,385	—
Reclassification of deferred initial public offering costs to additional paid-in capital	3,700
Interest on note receivable for common stock	—	3
See accompanying notes.

MAKO SURGICAL CORP.
Notes to Condensed Financial Statements
(Unaudited)
1. Description of the Business
MAKO Surgical Corp. (the “Company” or “MAKO”) is a medical device company providing innovative surgical solutions to the orthopedic knee arthroplasty market. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2007 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”). The results of operations for the second quarter of 2008 may not be indicative of the results to be expected for the entire year or any future periods.
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

The Company’s current versions of its Tactile Guidance System (“TGS”) and its unicompartmental implants have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company, such as future versions of its TGS and implants, will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.
The Company believes its existing cash, cash equivalents and short-term investment balances, and interest income earned on these balances will be sufficient to meet its anticipated cash requirements for approximately the next 12 months. To the extent the Company’s available cash, cash equivalents and short-term investment balances are insufficient to satisfy its operating requirements after that period, the Company will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict its operations. Although the Company currently has no firm agreements or arrangements with respect to any additional financing, the Company anticipates requiring additional capital to fund its future operations. Any such required additional capital may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.
Revenue Recognition
Revenue is generated from unit sales of the TGS, including installation services, training, upgrades and enhancements, from sales of implants and disposable products, and by providing extended warranty services. The Company’s TGS, as well as upgrades and enhancements to its TGS, include software that is essential to the functionality of the product and, accordingly, the Company accounts for the sale of the TGS pursuant to Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.
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
Billings on TGS units are currently recorded as deferred revenue. The direct cost of revenue associated with the sale of TGS units is currently recorded as deferred cost of revenue. Costs associated with establishing an accrual for the TGS standard one-year warranty liability and royalties related to the sale of TGS units covered by licensing arrangements are expensed as incurred and included in Cost of Revenue, Tactile Guidance System, in the condensed statements of operations. The Company anticipates ultimately recognizing a positive margin on the sales to date of TGS units, including the satisfaction of the remaining upgrades through the final deliverable of version 2.0 of the TGS, which is anticipated to be in the first half of 2009. As recognition of the deferred revenue and deferred cost of revenue balances associated with sales of TGS units are anticipated to occur within 12 months of June 30, 2008, the Company classified these balances as current liabilities and current assets, respectively, as of June 30, 2008. If the Company is not able to deliver version 2.0 of the TGS, customers would retain the original TGS unit sold and the Company would not be obligated to refund the purchase price of the TGS unit.

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
Deferred Revenue and Deferred Cost of Revenue
Deferred revenue consists of deferred product revenue and deferred service revenue. Deferred product revenue arises from timing differences between the shipment of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacture of TGS units for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.
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

	June 30,
(in thousands)	2008	2007
Stock options outstanding	2,191	1,263
Warrants to purchase common stock	463	463
Redeemable convertible preferred stock	—	33,164

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to stock-based payments.
SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:
•	Level 1 Inputs-Quoted prices for identical instruments in active markets.

•	Level 2 Inputs-Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs-Instruments with primarily unobservable value drivers.
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
The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:
As of June 30, 2008

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Short-term investments:
U.S. treasury bills	$992	$7	$—	$999
Certificates of deposit	35	—	—	35

Total short-term investments	1,027	7	—	1,034
Long-term investments:
Variable auction rate securities, net of impairment charge of $63	962	—	—	962

Total short and long-term investments	$1,989	$7	$—	$1,996

As of December 31, 2007

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Short-term investments:
Variable auction rate securities	$1,550	$—	$—	$1,550
U.S. treasury bills	1,505	4	—	1,509
Certificates of deposit	25	—	—	25

Total short-term investments	$3,080	$4	$—	$3,084

As of June 30, 2008 and December 31, 2007, all short-term investments have maturities or interest reset dates of less than one year.

The fair values of the Company’s investments based on the level of inputs are summarized below:

		Fair Value Measurements at the Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
U.S. treasury bills	$999	$999	$—	$—
Certificates of deposit	35	35	—	—

Total short-term investments	1,034	1,034	—	—
Long-term investments:
Variable auction rate securities, net of impairment charge of $63	962	—	—	962

Total short and long-term investments	$1,996	$1,034	$—	$962

As of June 30, 2008, the Company held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities. Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The continued uncertainty in the credit markets has affected the Company’s holdings in auction rate securities, however, and the liquidity and fair value of these investments has been negatively impacted. As a result, the estimated fair value of many of these investments no longer approximate par value. As of June 30, 2008, the carrying value of the Company’s auction rate securities was $962,000, which approximates the estimated fair value as of that date. An other-than-temporary impairment charge of $63,000 was recorded to reduce the value of its auction rate securities to the new fair value. In addition, as a result of the unresolved liquidity concerns, the Company reclassified its auction rate securities from short-term investments to long-term investments.
The Company used a discounted cash flow model to determine the estimated fair value of its auction rate securities as of June 30, 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. These assumptions are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions could result in significantly different estimates of fair value. The fair value of the Company’s auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, the Company may incur additional impairment on its auction rate securities. The Company will continue to monitor the fair value of its auction rate securities and relevant market conditions and may record additional impairment charges if future circumstances warrant such charges.

The table below provides a reconciliation of auction rate securities assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three and six months ended June 30, 2008.

	Fair Value Measurements Using
	Significant Unobservable Inputs
	Three Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2008	June 30, 2008
Balance at March 31, 2008 and December 31, 2007, respectively	$1,487	$—
Transfers into Level 3	—	1,550
Total losses realized included in earnings	—	(63)
Sales/Redemptions	(525)	(525)

Balance at June 30, 2008	$962	$962

The total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(63)

4. Inventory
Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Raw materials	$2,241	$974
Work-in-process	504	642
Finished goods	1,062	730

Total inventory	$3,807	$2,346

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
Contingencies
In November 2007, the Company received a letter from counsel to SensAble Technologies, Inc. (“SensAble”), a licensor to the Company, alleging that the Company infringed certain of its patents and breached a confidentiality provision in the license agreement between SensAble and the Company dated May 2006 (the “SensAble License Agreement”). In the letter, SensAble alleged, among other things, that the Company exceeded the scope of its licensed field of computer-assisted surgery by using its technology for, among other things, pre-operative planning and post-operative follow-up. SensAble also alleged that the Company’s TGS infringed one or more claims in five U.S. patents that are not among the patents licensed to the Company pursuant to the SensAble License Agreement.
The Company investigated SensAble’s allegations, and, based on the opinion of external counsel, it believes that if SensAble initiates a lawsuit against the Company, a court should find that its TGS does not infringe any of the SensAble patents identified in the November 2007 letter. The Company communicated its belief to SensAble. SensAble has not commenced any legal action against the Company, but may do so in the future. The letter from counsel to SensAble stated that unless the Company, among other things, ceases and desists from alleged infringement of SensAble’s patents or pays additional licensing fees, including a proposed licensing fee of $30 million for additional patents not included in the SensAble License Agreement, SensAble intends to bring a lawsuit against the Company. The Company intends to vigorously defend itself against these allegations in the event of a lawsuit. The Company cannot predict the outcome of this matter at this time.

The Company has been a party to other legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.
6. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
As of June 30, 2008, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of June 30, 2008, there were no shares of preferred stock issued or outstanding. All shares of Series A, Series B and Series C redeemable convertible preferred stock that were issued and outstanding as of December 31, 2007 converted into 10,945,080 shares of common stock upon closing of the Company’s IPO in February 2008.
Common Stock
As of June 30, 2008, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. As of December 31, 2007, the Company was authorized to issue 60,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
In December 2004, the Company issued 189,768 shares of restricted common stock to certain consultants (the “Consultant Restricted Stock”). The Consultant Restricted Stock vested in tranches upon the Company’s achievement of certain business milestones and any unvested restricted stock vested immediately upon completion of an initial public offering of common stock. Upon vesting, the Company recorded a consulting expense equal to the estimated fair value of the Company’s common stock on the date of vesting. As of January 1, 2008, 94,884 shares of the Consultant Restricted Stock were unvested. Upon closing of the IPO in February 2008, the vesting of the remaining 94,884 shares of Consultant Restricted Stock was accelerated and the Company recognized $949,000 of compensation expense associated with the accelerated vesting of the Consultant Restricted Stock during the six months ended June 30, 2008 based on the IPO price of $10.00 per share.
Comprehensive Loss
Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended June 30, 2008 and 2007, the Company recorded comprehensive losses of approximately $7,565,000 and $4,009,000, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded comprehensive losses of approximately $16,063,000 and $7,517,000, respectively.
Stock Option Plans and Stock-Based Compensation
The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 Revised, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options. SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.

During the three months ended June 30, 2008 and 2007, stock-based compensation expense was $586,000 and $76,000, respectively. Included within stock-based compensation expense for the three months ended June 30, 2008 were $359,000 related to stock option grants and $227,000 related to the partial vesting of 741,075 shares of restricted stock granted to the Company’s CEO at various dates from 2005 through 2007. During the six months ended June 30, 2008 and 2007, stock-based compensation expense was $2,059,000 and $149,000, respectively. Included within stock-based compensation expense for the six months ended June 30, 2008 were $656,000 related to stock option grants, $454,000 related to the partial vesting of 741,075 shares of restricted stock granted to the Company’s CEO at various dates from 2005 through 2007, and $949,000 related to the vesting of the Consultant Restricted Stock.
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
Generally, the Company’s outstanding stock options vest over four years. However, certain stock options granted in 2004 vested on the date of grant. Stock options granted to certain non-employee directors generally vest over three years. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant; however, certain stock options granted in 2007 begin vesting upon the achievement of performance conditions.
Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years.
Activity under the Plans is summarized as follows:

		Outstanding Options
			Weighted
	Shares/Options		Average
	Available	Number of	Exercise
(in thousands, except per share data)	For Grant	Options	Price
Balance at December 31, 2007	85	1,917	$4.81
Shares reserved	1,000	—	$—
Options granted	(323)	323	$8.87
Options exercised	—	(39)	$0.76
Options forfeited	10	(10)	$7.51

Balance at June 30, 2008	772	2,191	$5.55

Included in the 2008 stock option grants in the table above are 198,019 incentive stock options the Company granted to its CEO upon the completion of its IPO in February 2008.
As of June 30, 2008, there was total unrecognized compensation cost of approximately $4,907,000, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.47 years as of June 30, 2008.

The estimated grant date fair values of the stock option grants were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Six Months Ended June 30,
	2008	2007
Risk-free interest rate	3.44% – 3.54%	4.51% – 4.96%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	56.49% – 56.78%	57.10% – 60.00%
Employee Stock Purchase Plan
In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). The 2008 Employee Stock Purchase Plan became effective upon closing of the IPO. The 2008 Employee Stock Purchase Plan authorizes the issuance of 625,000 shares of the Company’s common stock for purchase by eligible employees of the Company or any of its participating affiliates. The shares of common stock issuable under the 2008 Employee Stock Purchase Plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. The purchase price for an offering period may not be less than 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or the day on which the shares are purchased, whichever is lower. No shares were issued under the 2008 Employee Stock Purchase Plan during the six months ended June 30, 2008; however, the Company anticipates offering shares under the 2008 Employee Stock Purchase Plan by the end of 2008.
Warrants
In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants are immediately exercisable at an exercise price of $3.00 per share (after giving effect to the one for 3.03 reverse split of the Company’s common stock), and expire in December 2014. As of June 30, 2008, all the warrants were outstanding and exercisable and none had been exercised.
7. Income Taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income taxes and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred income tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact the Company’s financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, the Company has decided to classify any interest and penalties as a component of tax expense. As of June 30, 2008, the Company had no unrecognized tax benefits. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company files federal and state income tax returns in several jurisdictions in the United States. The tax years from 2004 through 2007 remain open and are subject to examination by the appropriate governmental agencies.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this report, “MAKO Surgical”, “MAKO”, the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the timing and number of planned new product introductions, market acceptance of the MAKOplasty solution, the future availability of implants and components of our Tactile Guidance System, or TGS, from third-party suppliers, including single-source suppliers, the anticipated adequacy of our capital resources to meet the needs of our business, our ability to sustain, and our goals for, sales and earnings growth and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include changes in competitive conditions and prices in our markets, decreases in sales of our principal product lines, increases in expenditures related to increased governmental regulation of our business, loss of key management and other personnel or inability to attract such management and other personnel, unanticipated intellectual property expenditures required to develop and market our products and unanticipated issues in securing regulatory clearance or approvals for upgrades or changes to our products. These and other risks are described in greater detail under Item 1A, “Risk Factors,” contained in our annual report on Form 10-K, or Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2008. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances in the future, even if new information becomes available.
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
Through June 30, 2008, our revenue was primarily generated from the sale of our implants and disposable products utilized in MAKOplasty procedures. In accordance with our revenue recognition policy, upon customer acceptance of the sale of our TGS, we defer recognition of the related revenue and cost of revenue until delivery of version 2.0 of the TGS, which is anticipated in the first half of 2009, subject to regulatory clearances or approvals. We have incurred net losses in each year since our inception and, as of June 30, 2008, we had an accumulated deficit of $59.2 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and burdens associated with operating as a public company and due to the rapid expansion of our operations.

Recent key milestones and goals in the development of our business through June 30, 2008 include the following:
• In January 2008, we obtained 510(k) marketing clearance from the FDA for version 1.2 of our TGS and commercially launched version 1.2 of our TGS in the first quarter of 2008.

• In February 2008, we completed the IPO of our common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to the Company of approximately $43.7 million, after underwriting discounts and commissions of $3.6 million and expenses of approximately $3.7 million.

• We are finalizing development of a TGS software application to enable a single MAKO-branded unicompartmental implant system, combining our inlay and onlay system. We expect to commercially introduce this software version 1.3 of our TGS and the MAKO-branded implant by the end of 2008. We have received a 510(k) clearance for the MAKO-branded implant, and we do not anticipate that TGS version 1.3 will require a 510(k) clearance. The functionality to support the use of the MAKO-branded implant with the TGS was included and cleared as part of version 1.2 of our TGS.

• We are currently developing version 2.0 of our TGS and our modular bicompartmental knee implant system, which would enable both unicompartmental and bicompartmental knee resurfacing procedures. We anticipate that we will commercially introduce version 2.0 of the TGS and the bicompartmental implant system in the first half of 2009, subject to regulatory clearances or approvals. If we were to be denied such clearances or approvals, if such clearances or approvals were delayed or if the required development is unsuccessful or delayed, it could have a material adverse impact on our results of operations.

• In the second quarter of 2008, we filed a 510(k) submission with the FDA for version 2.0 of our TGS. We also received a 510(k) clearance for our unicompartmental implant and a 510(k) clearance for our patellofemoral implant, components of the intended bicompartmental implant system.
We believe that the key to growing our business is expanding the application of MAKOplasty to bicompartmental resurfacing procedures by offering implants that address mid-stage, bicompartmental degeneration. To successfully commercialize our products and grow our business, we must gain market acceptance for MAKOplasty.
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

Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing and increasing losses resulting from selling, general and administrative expenses, research and development and other activities for the next several years.
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
The Company is developing a single MAKO-branded unicompartmental implant system which is expected to launch by the end of 2008. In conjunction with the launch of the new implant system, the Company anticipates discontinuing portions of its current implant line. Depending on the timing of the launch, which is dependant on supply chain and launch strategy, a future write-off of the discontinued implant inventory is possible. Currently, the Company cannot reasonably estimate the amount of the charge, if any, relating to the potential write-off of such inventory; however, depending on the timing of the launch of the new implant system, a charge of up to $600,000 may be required. No write-off was recorded as of June 30, 2008.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation, for sales, marketing, operations, regulatory, quality, executive, finance, legal and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, and recruiting expenses. Our selling, general and administrative expenses are expected to continue to increase due to the cost associated with the expected commercial launch of version 2.0 of our TGS, our bicompartmental implant system and disposable products, an increased number of employees necessary to support our continued growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we are currently taking preliminary steps to investigate the feasibility of establishing clinical sites outside the United States, which may also increase our selling, general and administrative expenses, and we expect to incur additional costs associated with protecting our intellectual property rights as necessary to support our future product offerings.
Research and Development Expenses
Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary costs for research and development employees including stock-based compensation, cost for materials used in research and development activities and costs for outside services. Research and development expenses are expected to continue to increase as we develop version 2.0 of our TGS and our bicompartmental implant system.

Critical Accounting Policies
A summary of our critical accounting policies is included in our Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes to those policies for the six months ended June 30, 2008.
Results of Operations
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
Revenue. Revenue was $704,000 for the three months ended June 30, 2008, compared to $106,000 for the three months ended June 30, 2007, and was primarily generated from the sale of implants and disposable products utilized in MAKOplasty procedures. The increase in revenue of $598,000 was primarily due to an increase in MAKOplasty procedures performed during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007. There were 140 procedures performed during the three months ended June 30, 2008 compared to 21 procedures performed during the three months ended June 30, 2007. The increase was also attributable to a $116,000 increase in other revenue, which consists primarily of service revenue on extended warranty services and net royalty revenue. We expect our revenue to increase as the number of MAKOplasty procedures performed increases in future periods. The deferred revenue balance was $6.5 million and $696,000 as of June 30, 2008 and 2007, respectively. The deferred revenue balance primarily consisted of the deferred revenue associated with the sale of ten and one unit sales of our TGS, as of June 30, 2008 and 2007, respectively. Deferred revenue related to unit sales of our TGS will be recognized in our statement of operations if and when we have satisfied all related revenue recognition criteria. The criteria include the delivery of version 2.0 of the TGS, which is anticipated to be in the first half of 2009, subject to regulatory clearances or approvals.
Cost of Revenue. Cost of revenue was $480,000 for the three months ended June 30, 2008, compared to $47,000 for the three months ended June 30, 2007. The increase in cost of revenue of $433,000 was primarily due to an increase in MAKOplasty procedures performed, the establishment of warranty accruals on sales of TGS units and royalties incurred on sales of TGS units during the three months ended June 30, 2008. We expect our cost of revenue to increase as the number of MAKOplasty procedures performed increases in future periods. In addition, anticipated increases in sales of our TGS units will result in an increase in royalty and warranty expense. The deferred cost of revenue balance was $2.2 million and $212,000 as of June 30, 2008 and 2007, respectively. The increase in the deferred cost of revenue balance is primarily related to unit sales of our TGS during 2008 and 2007. Deferred cost of revenue related to unit sales of our TGS will be recognized in our statement of operations if and when we have satisfied all related revenue recognition criteria. The criteria include the delivery of version 2.0 of the TGS, which is anticipated to be in the first half of 2009, subject to regulatory clearances or approvals.
Selling, General and Administrative. Selling, general and administrative expense was $5.1 million for the three months ended June 30, 2008, compared to $2.4 million for the three months ended June 30, 2007. The increase of $2.7 million, or 116%, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the second quarter of 2008 also included $484,000 of stock-based compensation expense compared with $53,000 for the comparable quarter of 2007. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2008 and 2007. We expect our selling, general and administrative expense to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, the anticipated commercial launch of version 2.0 of our TGS in the first half of 2009, continued growth in operations and the costs associated with operating as a public company.
Research and Development. Research and development expense was $2.5 million for the three months ended June 30, 2008, compared to $1.6 million for the three months ended June 30, 2007. The increase of $841,000, or 51%, was primarily due to an increase in research and development activities associated with on-going development of versions 1.2 and 2.0 of our TGS and the MAKO implant systems. We expect our research and development expense to continue to increase as we continue to expand our research and development activities, including the development of version 2.0 of our TGS and our implant systems.

Depreciation and Amortization. Depreciation and amortization expense was $425,000 for the three months ended June 30, 2008, compared to $301,000 for the three months ended June 30, 2007. The increase of $124,000, or 41%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2008 and 2007.
Interest and Other Income. Interest income was $241,000 for the three months ended June 30, 2008, compared to $316,000 for the three months ended June 30, 2007. The decrease of $75,000, or 24%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the three months ended June 30, 2008 compared with the same period of 2007.
Interest and Other Expenses. Interest and other expenses were $1,000 for the three months ended June 30, 2008, compared to $76,000 for the three months ended June 30, 2007. Through February 2008, interest and other expense consisted primarily of the amortization of the $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008.
Income Taxes. No income taxes were recognized for the three months ended June 30, 2008 and 2007, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the three months ended June 30, 2008 and 2007, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
Revenue. Revenue was $1.2 million for the six months ended June 30, 2008, compared to $206,000 for the six months ended June 30, 2007, and was primarily generated from the sale of implants and disposable products utilized in MAKOplasty procedures. The increase in revenue of $995,000 was primarily due to an increase in MAKOplasty procedures performed during the six months ended June 30, 2008. There were 242 procedures performed during the six months ended June 30, 2008 compared to 42 procedures performed during the six months ended June 30, 2007. The increase was also attributable to a $194,000 increase in other revenue, which consists primarily of service revenue on extended warranty services and net royalty revenues.
Cost of Revenue. Cost of revenue was $851,000 for the six months ended June 30, 2008, compared to $83,000 for the six months ended June 30, 2007. The increase in cost of revenue of $768,000 was primarily due to an increase in MAKOplasty procedures performed, the establishment of warranty accruals on sales of TGS units and royalties incurred on sales of TGS units during the six months ended June 30, 2008.
Selling, General and Administrative. Selling, general and administrative expense was $9.8 million for the six months ended June 30, 2008, compared to $4.3 million for the six months ended June 30, 2007. The increase of $5.5 million, or 127%, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the six months ended June 30, 2008 also included $908,000 of stock-based compensation expense compared with $110,000 for the same period of 2007. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2008 and 2007.
Research and Development. Research and development expense was $6.1 million for the six months ended June 30, 2008, compared to $3.2 million for the six months ended June 30, 2007. The increase of $2.9 million, or 93%, was primarily due to an increase in research and development activities associated with on-going development of versions 1.2 and 2.0 of our TGS and the MAKO implant systems; and a nonrecurring charge of $949,000 associated with the vesting in full, upon completion of our IPO in February 2008, of restricted common stock issued pursuant to business consultation agreements entered into in December 2004.

Depreciation and Amortization. Depreciation and amortization expense was $847,000 for the six months ended June 30, 2008, compared to $571,000 for the six months ended June 30, 2007. The increase of $276,000, or 48%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2008 and 2007.
Interest and Other Income. Interest income was $401,000 for the six months ended June 30, 2008, compared to $552,000 for the six months ended June 30, 2007. The decrease of $151,000, or 27%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the six months ended June 30, 2008 compared with the same period of 2007.
Interest and Other Expenses. Interest and other expenses were $109,000 for the six months ended June 30, 2008, compared to $152,000 for the six months ended June 30, 2007. Through February 2008, interest and other expense consisted primarily of the amortization of the $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008. Interest and other expense also included the write down of our variable auction rate securities in the first quarter of 2008 as discussed below under the caption, “Liquidity and Capital Resources,” and in Item 1, Financial Statements, Note 3, Short-Term and Long-Term Investments.
Income Taxes. No income taxes were recognized for the six months ended June 30, 2008 and 2007, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the six months ended June 30, 2008 and 2007, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.
Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash used in operating activities	$(13,929)	$(7,357)
Cash used in investing activities	(4,098)	(10,149)
Cash provided by financing activities	46,487	29,918

Net increase in cash and cash equivalents	$28,460	$12,412

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of June 30, 2008, we had an accumulated deficit of $59.2 million and financed our operations principally through the sale of Series A, Series B and Series C redeemable convertible preferred stock and the completion of the IPO of our common stock. Through June 30, 2008, we received net proceeds of $52.2 million from the issuance of Series A, Series B and Series C redeemable convertible preferred stock. In February 2008, we completed our IPO of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to us, after expenses, of approximately $43.7 million. In conjunction with the closing of the IPO, in February 2008, all of our outstanding Series A, Series B and Series C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, as adjusted for a one-for-3.03 reverse stock split, which has been retroactively reflected in the accompanying condensed financial statements.
As of June 30, 2008, we had approximately $39.1 million in cash, cash equivalents and short-term investments. Our cash and short-term investment balances are held in a variety of interest bearing instruments, including U.S. treasury bills and certificates of deposit.
As of June 30, 2008, we held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities. Historically the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The continued uncertainty in the credit markets has affected our holdings in auction rate securities, however, and the liquidity and fair value of these investments has been negatively impacted. As a result, the estimated fair value of many of these investments no longer approximate par value. As of June 30, 2008, the carrying value of the Company’s auction rate securities was $962,000, which approximates the estimated fair value as of that date. An other-than-temporary impairment charge of $63,000 was recorded to reduce the value of our auction rate securities to the new fair value. In addition, as a result of the unresolved liquidity concerns, we reclassified our auction rate securities from short-term investments to long-term investments.

Net Cash Used in Operating Activities
Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and accrued interest; and was also affected by changes in operating assets and liabilities. Included in the changes in operating assets for the six months ended June 30, 2008 are approximately $3.2 million of increases to the deferred revenue balance, partially offset by approximately $1.2 million of increases to the deferred cost of revenue balance. No significant change to the deferred revenue and deferred cost of revenue balances occurred during the same period of 2007. The increases to the deferred revenue and deferred cost of revenue balances are primarily related to unit sales of our TGS. Deferred revenue and deferred cost of revenue related to unit sales of our TGS will be recognized in the statements of operations upon satisfaction of all related revenue recognition criteria.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2008 is primarily attributable to the payment of the $4.0 million deferred license fee due to IBM upon completion of our IPO, as discussed under the caption “Contractual Obligations,” to purchases of $1.2 million of property and equipment as we invest in the infrastructure of our growing company and to $2.0 million of purchases of investments, which was partially offset by proceeds of $3.1 million from sales and maturities of investments. Net cash used in investing activities for the six months ended June 30, 2007 is primarily attributable to the purchases and proceeds of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities for the six months ended June 30, 2007 were also reduced by the purchase of property and equipment and acquisition of intangible assets.
Net Cash Provided by Financing Activities
Net cash provided by our financing activities for the six months ended June 30, 2008 and 2007 was primarily attributable to net proceeds received in connection with our IPO in February 2008 and the issuance of Series C redeemable convertible preferred stock in February 2007, respectively.
Operating Capital and Capital Expenditure Requirements
To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next several years as we expand our sales and marketing capabilities in the orthopedic products market, develop version 2.0 of our TGS and our bicompartmental implant system and continue to develop the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the anticipated commercial launch of version 2.0 of our TGS and bicompartmental implant system in the first half of 2009, subject to regulatory clearances or approvals.
We believe our existing cash, cash equivalents and short-term investment balances, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for approximately the next 12 months. To the extent our available cash, cash equivalents and short-term investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. Although we currently have no firm agreements or arrangements with respect to any additional financing, we anticipate requiring additional capital to fund our future operations. Any such required additional capital may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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
Because of the numerous risks and uncertainties associated with the development of medical devices, such as version 2.0 of our TGS and bicompartmental implant system, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:
•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our products;

•	the rate of progress and cost of on-going development activities;

•	the success of our on-going research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any material transaction of this type.
Contractual Obligations
In March 2006, we entered into a license agreement with IBM in exchange for a payment of $2.0 million upon execution of the agreement and a payment of $4.0 million in the form of a deferred license fee to IBM upon, among other things, the closing of the IPO of our common stock. In February 2008, upon closing of our IPO, the Company paid the $4.0 million deferred license fee due to IBM.
Other than as described above and scheduled payments through June 30, 2008, there have been no significant changes in our contractual obligations during the six months ended June 30, 2008 as compared to the contractual obligations described in our Form 10-K.
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
Other than as described above, there have been no significant changes in Recent Accounting Pronouncements during the six months ended June 30, 2008 as compared to the Recent Accounting Pronouncements described in our Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk is confined to our cash, cash equivalents and short-term investments that have maturities or interest reset dates of less than one year. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs, with the need to maximize value being an important consideration. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities. The securities in our investment portfolio are not leveraged, are classified as available for sale and are generally short-term in nature. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a variation in market rates would have any material impact on the value of our investment portfolio.

As of June 30, 2008, we held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities. Historically the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The continued uncertainty in the credit markets has affected our holdings in auction rate securities, however, and the liquidity and fair value of these investments has been negatively impacted. As a result, the estimated fair value of many of these investments no longer approximate par value. As of June 30, 2008, the carrying value of the Company’s auction rate securities was $962,000, which approximates the estimated fair value as of that date. An other-than-temporary impairment charge of $63,000 was recorded to reduce the value of our auction rate securities to the new fair value. In addition, as a result of the unresolved liquidity concerns, we reclassified our auction rate securities from short-term investments to long-term investments.
Item 4T. CONTROLS AND PROCEDURES.
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our IPO was effected through a registration statement on Form S-1 (File No. 333-146162) that was declared effective by the SEC on February 14, 2008. We registered 5,100,000 shares of our common stock with an aggregate offering price of $51 million, all of which shares we sold. The offering was completed after the sale of all 5,100,000 shares. J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated were the joint book-running managing underwriters of the IPO and Cowen and Company and Wachovia Securities acted as co-managers. The underwriters elected not to exercise their over-allotment option. We paid $3.6 million of the proceeds in underwriting discounts and commissions and incurred an additional $3.7 million of expenses. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.
We currently intend to use the proceeds from the IPO, net of the payment of the $4.0 million IBM deferred license fee and the underwriting discounts and commissions, as set forth below. See Part I, Item 1, Financial Statements, Note 5, Commitments and Contingencies, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for more information regarding payment of the IBM license fee.
•	Approximately $14.0 — $20.0 million for the expansion of sales and marketing activities;

•	Approximately $12.0 — $18.0 million for continuation of research and development activities; and

•	The remainder to fund working capital and other general corporate purposes, including the expenses associated with the IPO.
Management has broad discretion over the uses of the proceeds of the IPO. Except for payment of the IBM deferred license fee, we did not use any material amount of the IPO proceeds during the three months ended March 31, 2008. Since April 1, 2008, we have used approximately $3.5 million of the proceeds for sales and marketing activities, $2.6 million for research and development activities and $2.0 million for working capital and general corporate purposes. The remainder of the IPO proceeds is invested in highly liquid, short-term, interest-bearing funds.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our 2008 Annual Meeting of Stockholders on June 3, 2008 at our facility in Fort Lauderdale, Florida. We submitted the following matters to a vote of our stockholders, with the results of voting as follows:
Proposal 1 — Election of two Class I directors, each to serve until the 2011 Annual Meeting of Stockholders and until his successor is duly elected and qualified:

NOMINEE	FOR	WITHHELD

S. Morry Blumenfeld, Ph.D.	11,614,927	544,848
William D. Pruitt	11,615,027	544,748
Our other directors who were in office prior to the 2008 Annual Meeting of Stockholders and with terms of office that continue after the meeting are Gerald A. Brunk, Marcelo G. Chao, Christopher C. Dewey, Charles W. Federico, Maurice R. Ferré, M.D., and Frederic H. Moll, M.D.
Proposal 2 — Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008:

FOR	AGAINST	ABSTAIN
12,156,114	2,861	800
Item 6. EXHIBITS.

Exhibit
No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, dated February 20, 2008 (1)

3.2	Third Amended and Restated Bylaws of the Registrant effective as of February 20, 2008 (1)

4.1	Second Amended and Restated Registration Rights Agreement, dated February 6, 2007, between the Registrant and certain of its stockholders (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on September 19, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.
Date: August 8, 2008	By:	/s/ Fritz L. LaPorte
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