Form 10-Q
period 2008-09-30
MAKO Surgical Corp.
filed 2008-11-07
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  _________________

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008:

Class	Outstanding at October 31, 2008
Common Stock	24,930,943

MAKO Surgical Corp.

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,815	$9,615
Short-term investments	61	3,084
Accounts receivable	3,449	2,213
Inventory	4,094	2,346
Deferred cost of revenue	2,961	―
Prepaids and other assets	531	310
Total current assets	41,911	17,568
Deferred cost of revenue	―	926
Long-term investments	987	―
Property and equipment, net	2,924	2,321
Intangible assets, net	4,982	5,477
Other assets	202	170
Deferred initial public offering costs	―	2,728
Total assets	$51,006	$29,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,012	$1,511
Accrued compensation and employee benefits	1,774	1,033
Other accrued liabilities	2,487	2,680
Deferred revenue	8,817	50
Accrued license fee	―	3,955
Total current liabilities	14,090	9,229

Deferred revenue	83	3,311
Total liabilities	14,173	12,540
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock	―	4,806
Series B redeemable convertible preferred stock	―	23,102
Series C redeemable convertible preferred stock	―	31,579

Total redeemable convertible preferred stock	―	59,487
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 135,000,000 authorized as of September 30, 2008 and 60,000,000 shares authorized as of December 31, 2007; 18,171,117 and 1,870,603 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	18	2
Additional paid-in capital	106,147	―
Accumulated deficit	(69,357)	(42,843)
Accumulated other comprehensive income	25	4
Total stockholders’ equity (deficit)	36,833	(42,837)
Total liabilities and stockholders’ equity (deficit)	$51,006	$29,190

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Products	$636	$130	$1,630	$322
Tactile Guidance System	―	―	―	―
Other	141	20	349	33
Total revenue	777	150	1,979	355
Cost of revenue:
Products	597	37	981	88
Tactile Guidance System	611	164	1,076	187
Other	153	8	154	16
Total cost of revenue	1,361	209	2,211	291
Gross profit (loss)	(584)	(59)	(232)	64
Operating costs and expenses:
Selling, general and administrative	6,265	3,394	16,032	7,696
Research and development	3,111	2,184	9,206	5,345
Depreciation and amortization	483	344	1,330	915
Total operating costs and expenses	9,859	5,922	26,568	13,956
Loss from operations	(10,443)	(5,981)	(26,800)	(13,892)
Interest and other income	241	308	642	860
Interest and other expenses	―	(77)	(110)	(229)
Net loss	(10,202)	(5,750)	(26,268)	(13,261)
Accretion of redeemable convertible preferred stock	―	(76)	(44)	(224)
Accrued dividends on redeemable convertible preferred stock	―	(892)	(521)	(2,453)
Net loss attributable to common stockholders.	$(10,202)	$(6,718)	$(26,833)	$(15,938)
Net loss per share – Basic and diluted attributable to common stockholders	$(0.56)	$(4.12)	$(1.76)	$(10.07)
Weighted average common shares outstanding – Basic and diluted	18,149	1,631	15,266	1,582

  See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net loss	$(26,268)		$(13,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,041		455
Amortization of intangible assets	495		476
Stock-based compensation	2,668		749
Inventory write-down	595		8
Loss on asset impairment	―		14
Accrued interest expense on deferred license fee	45		224
Changes in operating assets and liabilities:
Accounts receivable	(1,236)		(174)
Inventory	(2,343)		(543)
Prepaid and other assets	(221)		122
Other assets	(31)		―
Accounts payable	(499)		551
Accrued compensation and employee benefits	741		(73)
Other accrued liabilities	(193)		790
Deferred cost of revenue	(2,035)		(354)
Deferred revenue	5,539		1,348
Net cash used in operating activities	(21,702)		(9,668)
Investing activities:
Purchase of investments	(1,990)		(15,357)
Proceeds from sales and maturities of investments	4,047		10,693
Acquisition of property and equipment	(1,644)		(1,154)
Payment of deferred license fee on IBM license	(4,000)		―
Acquisition of intangible assets	―		(450)
Net cash used in investing activities	(3,587)		(6,268)
Financing activities:
Proceeds from initial public offering of common stock, net of underwriting fees of $3,570	47,430		―
Deferred initial public offering costs	(972)		(1,647)
Proceeds from issuance of Series C redeemable convertible preferred stock, net of stock issuance costs	―		29,916
Exercise of common stock options for cash	31		2
Payment of CEO payroll taxes relating to restricted common stock modification	―		(392)
Net cash provided by financing activities	46,489		27,879
Net increase in cash and cash equivalents	21,200		11,943
Cash and cash equivalents at beginning of period	9,615		2,108
Cash and cash equivalents at end of period	$30,815		$14,051

Supplemental disclosures of cash flow information
Interest paid	$2	$	―

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$44		$224
Accrued dividends on redeemable convertible preferred stock	521		2,453
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	53,667		―
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	6,385		―
Reclassification of deferred initial public offering costs to additional paid-in capital	3,700		―
Interest on note receivable for common stock	―		4
Receipt of 35,244 shares of restricted common stock as reimbursement for payment of CEO payroll taxes.	―		392

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements

September 30, 2008

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2007 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”). The results of operations for the third quarter of 2008 may not be indicative of the results to be expected for the entire year or any future periods.

Risks and Uncertainties

The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations, uncertainty of widespread market acceptance of products, access to credit for capital purchases by our customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating its inventory net realizable value, uncertainty continues to exist.

The Company’s current versions of its Tactile Guidance System™ (“TGS™”) and its unicompartmental implants have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company, such as future versions of its TGS and implant systems, will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

The Company believes its existing cash, cash equivalents and short-term investment balances, together with the net proceeds of the financing transaction discussed in Note 8 and interest income earned on these balances, will be sufficient to meet its anticipated cash requirements for at least the next 12 months. To the extent the Company’s available cash, cash equivalents and short-term investment balances are insufficient to satisfy its operating requirements after that period, the Company will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict its operations. The Company may require additional capital beyond its currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

For arrangements with multiple elements, the Company allocates arrangement consideration to TGS units, upgrades, enhancements and services based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value does not yet exist for all the undelivered elements; however, the Company is gathering information and believes it will have established VSOE in the first half of 2009. Accordingly, all revenue and direct cost of revenue associated with the sale of the TGS are deferred until the earlier of (1) delivery of all elements or (2) establishment of VSOE of fair value for all undelivered elements.

Sales on TGS units are currently recorded as deferred revenue. The direct cost of revenue associated with the sale of TGS units is currently recorded as deferred cost of revenue. Costs associated with establishing an accrual for the TGS standard one-year warranty liability and royalties related to the sale of TGS units covered by licensing arrangements are expensed as incurred and included in Cost of Revenue, Tactile Guidance System, in the condensed statements of operations. The Company anticipates ultimately recognizing a positive margin on the sales to date of TGS units, including the satisfaction of the remaining upgrades through the final deliverable of version 2.0 of the TGS, which is anticipated to be in the first half of 2009. As recognition of the deferred revenue and deferred cost of revenue balances associated with sales of TGS units are anticipated to occur within 12 months of September 30, 2008, the Company classified these balances as current liabilities and current assets, respectively, as of September 30, 2008. If the Company is not able to deliver version 2.0 of the TGS, customers would retain the original TGS unit sold and the Company would not be obligated to refund the purchase price of the TGS unit.

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

Service revenue, which is included in other revenue, consists of extended warranty services on the TGS hardware, is deferred and recognized ratably over the service period until no further obligation exists. Costs associated with providing services are expensed when incurred.

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

(in thousands)	September 30,
	2008	2007
Stock options outstanding	2,188	1,921
Warrants to purchase common stock	463	463
Redeemable convertible preferred stock	―	33,164

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

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

•	Level 1 Inputs–Quoted prices for identical instruments in active markets.
•

Level 2 Inputs–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs–Instruments with primarily unobservable value drivers.

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

In June 2008, the EITF issued Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that EITF 07-05 will have on its financial statements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ condensed statements of operations and condensed statements of cash flows to conform to the current period’s presentation.

3.  Investments

The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity (deficit). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other expenses. Interest and dividends on securities classified as available-for-sale are included in interest and other income. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

As of September 30, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Short-term investments:
Certificates of deposit	$61	$	―	$		$61
Long-term investments:
Variable auction rate securities	962		25		―	987
Total investments	$1,023		$25	$	―	$1,048

As of December 31, 2007

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Short-term investments:
Variable auction rate securities	$1,550	$	―	$	―	$1,550
U.S. treasury bills	1,505		4		―	1,509
Certificates of deposit	25		―		―	25
Total short-term investments	$3,080		$4	$	―	$3,084

As of September 30, 2008 and December 31, 2007, all short-term investments have maturities or interest reset dates of less than one year.

The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
Certificates of deposit	$61	$61	$	―	$	―
Long-term investments:
Variable auction rate securities	987	―		―		987
Total investments	$1,048	$61	$	―		$987

As of September 30, 2008, the Company held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The uncertainty in the credit markets affected the Company’s holdings in auction rate securities and the liquidity and fair value of these investments has been negatively impacted. An other-than-temporary impairment charge of $63,000 was recorded in the first quarter of 2008 to reduce the value of its auction rate securities to the new fair value. As of September 30, 2008, the auction rate securities were recorded at the estimated fair value of $987,000. In addition, as a result of the unresolved liquidity concerns, the Company reclassified its auction rate securities from short-term investments to long-term investments in 2008. The Company’s investment firm has informed the Company that it currently intends to redeem its auction rate securities in early 2009 at par value. Based on current market conditions and uncertainty of future conditions, however, the Company believes long-term classification remains appropriate. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities.

The Company used a discounted cash flow model to determine the estimated fair value of its auction rate securities in 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. These assumptions are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions could result in significantly different estimates of fair value. The fair value of the Company’s auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, the Company may incur additional impairment on its auction rate securities. The Company will continue to monitor the fair value of its auction rate securities and relevant market conditions and may record additional impairment charges if future circumstances warrant such charges.

The table below provides a reconciliation of auction rate securities assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three and nine months ended September 30, 2008.

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
Balance at beginning of period		$962	$	―
Transfers into Level 3		―		1,550
Total losses realized included in earnings		―		(63)
Total unrealized gains included in other comprehensive income		25		25
Sales/Redemptions		―		(525)
Balance at September 30, 2008.		$987		$987

The total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$	―		$(63)

4.  Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007

Raw materials	$2,264	$974
Work-in-process	413	642
Finished goods	1,417	730
Total inventory	$4,094	$2,346

The Company developed a MAKO-branded unicompartmental implant system called RESTORIS®, which launched in the third quarter of 2008. The Company is also developing version 2.0 of its TGS, which is anticipated to launch in the first half of 2009. In conjunction with the launch of RESTORIS and the anticipated launch of version 2.0 of the TGS, the Company is discontinuing portions of its current implant lines and the current version of its TGS. The Company incurred write-offs totaling approximately $595,000 during the nine months ended September 30, 2008 as follows:

•	Approximately $291,000 of obsolete inventory due to the discontinuation of the Company’s current implant lines in connection with the launch of the RESTORIS implant system;
•	Approximately $232,000 of obsolete inventory due to the discontinuation of the Company’s current version of its TGS in anticipation of the launch of version 2.0 of the Company’s TGS; and
•	Approximately $72,000 of other write-offs.

Depending on demand for the Company’s products and technical obsolescence, additional future write-offs of the Company’s inventory may occur.

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

Purchase Commitments

At September 30, 2008, the Company was committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $5.7 million.

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

6.  Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

As of September 30, 2008, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of September 30, 2008, there were no shares of preferred stock issued or outstanding. All shares of Series A, Series B and Series C redeemable convertible preferred stock that were issued and outstanding as of December 31, 2007 converted into 10,945,080 shares of common stock upon closing of the Company’s IPO in February 2008.

Common Stock

As of September 30, 2008, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. As of December 31, 2007, the Company was authorized to issue 60,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

In December 2004, the Company issued 189,768 shares of restricted common stock to certain consultants (the “Consultant Restricted Stock”). The Consultant Restricted Stock vested in tranches upon the Company’s achievement of certain business milestones and any unvested restricted stock vested immediately upon completion of an initial public offering of common stock. Upon vesting, the Company recorded a consulting expense equal to the estimated fair value of the Company’s common stock on the date of vesting. As of January 1, 2008, 94,884 shares of the Consultant Restricted Stock were unvested. Upon closing of the IPO in February 2008, the vesting of the remaining 94,884 shares of Consultant Restricted Stock was accelerated and the Company recognized $949,000 of compensation expense associated with the accelerated vesting of the Consultant Restricted Stock during the nine months ended September 30, 2008 based on the IPO price of $10.00 per share.

See Note 8 for additional disclosure regarding the issuance of common stock in connection with the Company’s October 2008 financing transaction.

Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended September 30, 2008 and 2007, the Company recorded comprehensive losses of approximately $10,184,000 and $5,735,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded comprehensive losses of approximately $26,247,000 and $13,252,000, respectively.

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

During the three months ended September 30, 2008 and 2007, stock-based compensation expense was $609,000 and $599,000, respectively. Included within stock-based compensation expense for the three months ended September 30, 2008 were $382,000 related to stock option grants and $227,000 related to the partial vesting of 741,075 shares of restricted stock granted to the Company’s CEO at various dates from 2005 through 2007. During the nine months ended September 30, 2008 and 2007, stock-based compensation expense was $2,668,000 and $749,000, respectively. Included within stock-based compensation expense for the nine months ended September 30, 2008 were $1,039,000 related to stock option grants, $680,000 related to the partial vesting of 741,075 shares of restricted stock granted to the Company’s CEO at various dates from 2005 through 2007, and $949,000 related to the vesting of the Consultant Restricted Stock.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) is described in the Form 10-K. In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Omnibus Incentive Plan (the “2008 Plan,” and together with the 2004 Plan, the “Plans”). The 2008 Plan became effective upon the closing of the IPO and will expire January 9, 2018 unless earlier terminated by the Board of Directors. The aggregate number of shares of the Company’s common stock that may be issued initially pursuant to stock awards under the 2008 Plan is 1,084,703 shares, which includes approximately 85,000 shares previously reserved but unallocated under the 2004 Plan. Awards under the 2008 Plan may be made in the form of: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; and any combination of the foregoing.

Generally, the Company’s outstanding stock options vest over four years. However, certain stock options granted in 2004 vested on the date of grant. Stock options granted to certain non-employee directors generally vest over three years. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant; however, certain stock options granted in 2007 began vesting upon the achievement of performance conditions.

Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years. Options issued under the 2008 Plan that are forfeited or expire will again be made available for issuing grants under the 2008 Plan. Options issued under the 2004 Plan that are forfeited or expire will not be made available for issuing grants under the 2008 Plan. All future options granted will be issued under the Company’s 2008 Plan.

Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	85	1,917	$4.81
Shares reserved	1,000	―	―
Options granted	(323)	323	8.87
Options exercised	―	(40)	0.78
Options forfeited the 2004 Plan	―	(10)	7.48
Options forfeited under the 2008 Plan	2	(2)	9.30
Balance at September 30, 2008	764	2,188	5.58

Included in the 2008 stock option grants in the table above are 198,019 incentive stock options the Company granted to its CEO upon the completion of its IPO in February 2008.

As of September 30, 2008, there was total unrecognized compensation cost of approximately $4,779,000, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.14 years as of September 30, 2008.

The estimated grant date fair values of the stock option grants were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.44% - 3.62%	4.50% - 5.14%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	56.49% - 56.78%	56.24% - 60.00%

Employee Stock Purchase Plan

In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). The 2008 Employee Stock Purchase Plan became effective upon closing of the IPO. The 2008 Employee Stock Purchase Plan authorizes the issuance of 625,000 shares of the Company’s common stock for purchase by eligible employees of the Company or any of its participating affiliates. The shares of common stock issuable under the 2008 Employee Stock Purchase Plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. The purchase price for a purchase period may not be less than 85% of the fair market value of the Company’s common stock on the first trading day of the applicable purchase period or the last trading day of such purchase period, whichever is lower. The initial purchase period of the 2008 Employee Stock Purchase Plan began on October 1, 2008. No shares were issued under the 2008 Employee Stock Purchase Plan during the nine months ended September 30, 2008; however, shares will be issued upon the expiration of the initial purchase period on December 31, 2008.

Warrants

In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants are immediately exercisable at an exercise price of $3.00 per share (after giving effect to the one for 3.03 reverse split of the Company’s common stock), and expire in December 2014. As of September 30, 2008, all the warrants were outstanding and exercisable and none had been exercised.

See Note 8 for additional disclosure regarding the issuance of warrants in connection with the Company’s October 2008 financing transaction.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact the Company’s financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, the Company has decided to classify any interest and penalties as a component of tax expense. As of September 30, 2008, the Company had no unrecognized tax benefits. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company files federal and state income tax returns in several jurisdictions in the United States. The tax years from 2004 through 2007 remain open and are subject to examination by the appropriate governmental agencies.

8.  Subsequent Events

In October 2008, the Company entered into a Securities Purchase Agreement for an equity financing of up to $60 million, with initial gross proceeds of $40 million, which the Company closed on October 31, 2008, and conditional access to an additional $20 million (the “Second Closing”). In connection with the financing, the Company issued and sold to the participating investors 6,451,613 shares of its common stock at a purchase price of $6.20 per share and issued warrants to the participating investors to purchase 1,290,323 shares of common stock at an exercise price of $7.44 per share. The warrants will become exercisable 180 days from issuance and have a seven-year term. Subject to the Company’s satisfaction of certain business related milestones before December 31, 2009, and approval of the Second Closing by the Company’s stockholders, the Company will have the right to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock. At the initial closing, the investors that agreed to provide the additional $20 million investment received warrants to purchase an additional 322,581 shares of common stock at an exercise price of $6.20 per share. These warrants will not be exercisable until the earlier of the Second Closing or December 31, 2009.

The participating investors consisted of eleven accredited investors, seven of which were existing stockholders of the Company, namely Ziegler Meditech Equity Partners LP, an affiliate of MK Investment Company, two entities affiliated with Lumira Capital Corp., an entity affiliated with Aperture Venture Partners, and two members of the Company’s Board of Directors, Christopher C. Dewey and Frederic H. Moll, M.D., all of whom (except for the affiliate of Aperture Venture Partners) were deemed to be affiliates of the Company by virtue of their being represented on the Company’s Board of Directors or, in the case of Mr. Dewey and Dr. Moll, by virtue of their Board membership. The remaining four participants are affiliated with venture firms that were not Company stockholders prior to the closing of the financing, namely Montreux Equity Partners IV, L.P. and Montreux IV Associates, L.L.C., Skyline Venture Partners V, L.P., and Alta Partners VIII, LP.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, “MAKO Surgical”, “MAKO”, the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the timing and number of planned new product introductions, market acceptance of the MAKOplasty® solution, the future availability of implants and components of our Tactile Guidance System™, or TGS™, from third-party suppliers, including single-source suppliers, the anticipated adequacy of our capital resources to meet the needs of our business, our ability to sustain, and our goals for, sales and earnings growth and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of an economic downturn on the ability of our customers to secure adequate funding to buy our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, decreases in sales of our principal product lines, increases in expenditures related to increased governmental regulation of our business, loss of key management and other personnel or inability to attract such management and other personnel, unanticipated intellectual property expenditures required to develop and market our products and unanticipated issues in securing regulatory clearance or approvals for upgrades or changes to our products. These and other risks are described in greater detail under Item 1A, “Risk Factors,” contained in our annual report on Form 10-K, or Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2008. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances in the future, even if new information becomes available.

“MAKOplasty®,” “Tactile Guidance System™,” “TGS™” and “RESTORIS®,” as well as the “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.” are trademarks of MAKO Surgical Corp.

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

Through September 30, 2008, our revenue was primarily generated from the sale of our implants and disposable products utilized in MAKOplasty procedures. In accordance with our revenue recognition policy, upon customer acceptance of the sale of our TGS, we defer recognition of the related revenue and cost of revenue until delivery of version 2.0 of the TGS, which is anticipated in the first half of 2009, subject to regulatory clearances or approvals. We have incurred net losses in each year since our inception and, as of September 30, 2008, we had an accumulated deficit of $69.4 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and burdens associated with operating as a public company and due to the rapid expansion of our operations.

Recent key milestones and goals in the development of our business through September 30, 2008 include the following:

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

•        In the second quarter of 2008, we filed a 510(k) submission with the FDA for version 2.0 of our TGS. We also received a 510(k) clearance for our unicompartmental implant and a 510(k) clearance for our patellofemoral implant, components of our intended bicompartmental implant strategy.

•        In the third quarter of 2008, we finalized development of a TGS software application to enable our MAKO-branded RESTORIS unicompartmental implant system, combining our inlay and onlay system. We commercially introduced this software, version 1.3 of our TGS, and RESTORIS in the third quarter of 2008. We have received a 510(k) clearance for the RESTORIS implant system. TGS version 1.3 did not require a 510(k) clearance as the indications for use of RESTORIS with the TGS were included and cleared as part of version 1.2 of our TGS.

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

Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing and increasing losses resulting from selling, general and administrative expenses, research and development and other activities for the next several years. Our future revenue may also be adversely affected by the current general economic downturn and the resulting tightening of the credit markets, which may cause our customers to experience difficulties in securing adequate funding to buy our products or cause purchasing decisions to be delayed.

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

Cost of Revenue

Cost of revenue primarily consists of the direct costs associated with the manufacture of TGS units, implants and disposable products for which revenue has been recognized in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the cost associated with establishing at the time of installation an accrual for the TGS standard one-year warranty liability, royalties related to the sale of products covered by licensing arrangements and write-offs of obsolete or impaired inventory.

The cost of revenue associated with the sale of TGS units is deferred until the recognition of the related revenue. In addition, we expect that deferred costs of revenue associated with the sale of TGS units will be higher during the deferral period due to the additional costs associated with providing hardware enhancements and upgrades through and including the anticipated delivery of version 2.0 of our TGS.

In the third quarter of 2008, we commercially introduced the RESTORIS implant system, our MAKO-branded unicompartmental implant system. We are also developing version 2.0 of our TGS, which is anticipated to launch in the first half of 2009. In conjunction with the launch of RESTORIS and the anticipated launch of version 2.0 of the TGS, we are discontinuing portions of our current implant line and the current version of our TGS. As a result, we wrote-off inventory totaling approximately $523,000 during the quarter ended September 30, 2008 relating to these product transitions. Depending on demand for our products and technical obsolescence, additional future write-offs of our inventory may occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation, for sales, marketing, operations, regulatory, quality, executive, finance, legal and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, and recruiting expenses. Our selling, general and administrative expenses are expected to continue to increase due to the cost associated with the expected commercial launch of version 2.0 of our TGS, our bicompartmental implant system and disposable products, an increased number of employees necessary to support our continued growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we are currently taking preliminary steps to investigate the feasibility of establishing clinical sites outside the United States, which may also increase our selling, general and administrative expenses, and we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our future product offerings.

Research and Development Expenses

Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary costs for research and development employees including stock-based compensation, cost for materials used in research and development activities and costs for outside services. Research and development expenses are expected to continue to increase as we develop version 2.0 of our TGS and our bicompartmental implant system and research of potential future products.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes to those policies for the nine months ended September 30, 2008.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Revenue. Revenue was $777,000 for the three months ended September 30, 2008, compared to $150,000 for the three months ended September 30, 2007, and was primarily generated from the sale of implants and disposable products utilized in MAKOplasty procedures. The increase in revenue of $627,000 was primarily due to an increase in MAKOplasty procedures performed during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007. There were 159 procedures performed during the three months ended September 30, 2008, compared to 29 procedures performed during the three months ended September 30, 2007. The increase was also attributable to a $121,000 increase in other revenue, which consists primarily of service revenue on extended warranty services and net royalty revenue. We expect our revenue to increase as the number of MAKOplasty procedures performed increases in future periods. The deferred revenue balance was $8.9 million and $2.0 million as of September 30, 2008 and 2007, respectively. The deferred revenue balance primarily consisted of the deferred revenue associated with the sale of thirteen and three unit sales of our TGS, as of September 30, 2008 and 2007, respectively. Deferred revenue related to unit sales of our TGS will be recognized in our statement of operations if and when we have satisfied all related revenue recognition criteria. The criteria include the delivery of version 2.0 of the TGS, which is anticipated to be in the first half of 2009, subject to regulatory clearances or approvals.

Cost of Revenue. Cost of revenue was $1.4 million for the three months ended September 30, 2008, compared to $209,000 for the three months ended September 30, 2007. The increase in cost of revenue of $1.2 million was primarily due to an increase in MAKOplasty procedures performed, a $523,000 write-off of discontinued inventory in the third quarter of 2008 due to the launch of our RESTORIS implant system and anticipated launch of version 2.0 of our TGS, the establishment of warranty accruals on sales of three TGS units and royalties incurred on sales of three TGS units during the three months ended September 30, 2008. The increase was also attributable to a $145,000 increase in other cost revenue consisting primarily of depreciation on a rental TGS and $97,000 of supply chain cancellation charges. We expect our cost of revenue to increase as the number of MAKOplasty procedures performed increases in future periods. In addition, anticipated increases in sales of our TGS units will result in an increase in royalty and warranty expense. The deferred cost of revenue balance was $3.0 million and $564,000 as of September 30, 2008 and 2007, respectively. The increase in the deferred cost of revenue balance is primarily related to unit sales of our TGS during 2008 and 2007. Deferred cost of revenue related to unit sales of our TGS will be recognized in our statement of operations if and when we have satisfied all related revenue recognition criteria. The criteria include the delivery of version 2.0 of the TGS, which is anticipated to be in the first half of 2009, subject to regulatory clearances or approvals.

Selling, General and Administrative. Selling, general and administrative expense was $6.3 million for the three months ended September 30, 2008, compared to $3.4 million for the three months ended September 30, 2007. The increase of $2.9 million, or 85%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products, an increase in general and administrative costs to support growth and costs associated with operating as a public company and costs associated with the accrual for employee bonus compensation plans covering substantially all of the employees of the Company. We expect our selling, general and administrative expense to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, the anticipated commercial launch of version 2.0 of our TGS in the first half of 2009, subject to regulatory clearances or approvals, continued growth in operations and the costs associated with operating as a public company.

Research and Development. Research and development expense was $3.1 million for the three months ended September 30, 2008, compared to $2.2 million for the three months ended September 30, 2007. The increase of $927,000, or 42%, was primarily due to an increase in research and development activities associated with on-going development of version 2.0 of our TGS and the MAKO RESTORIS and bicompartmental implant systems and costs associated with the accrual for employee bonus compensation plans. We expect our research and development expense to continue to increase as we continue to expand our research and development activities, including the development of version 2.0 of our TGS and our bicompartmental implant systems and research of potential future products.

Depreciation and Amortization. Depreciation and amortization expense was $483,000 for the three months ended September 30, 2008, compared to $344,000 for the three months ended September 30, 2007. The increase of $139,000, or 40%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2008 and 2007.

Interest and Other Income. Interest income was $241,000 for the three months ended September 30, 2008, compared to $308,000 for the three months ended September 30, 2007. The decrease of $67,000, or 22%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the three months ended September 30, 2008 compared with the same period of 2007.

Interest and Other Expenses. Interest and other expenses were $0 for the three months ended September 30, 2008, compared to $77,000 for the three months ended September 30, 2007. Through February 2008, interest and other expense consisted primarily of the amortization of the $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008.

Income Taxes. No income taxes were recognized for the three months ended September 30, 2008 and 2007, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the three months ended September 30, 2008 and 2007, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenue. Revenue was $2.0 million for the nine months ended September 30, 2008, compared to $355,000 for the nine months ended September 30, 2007, and was primarily generated from the sale of implants and disposable products utilized in MAKOplasty procedures. The increase in revenue of $1.6 million was primarily due to an increase in MAKOplasty procedures performed during the nine months ended September 30, 2008. There were 401 procedures performed during the nine months ended September 30, 2008 compared to 71 procedures performed during the nine months ended September 30, 2007. The increase was also attributable to a $316,000 increase in other revenue, which consists primarily of service revenue on extended warranty services and net royalty revenues.

Cost of Revenue. Cost of revenue was $2.2 million for the nine months ended September 30, 2008, compared to $291,000 for the nine months ended September 30, 2007. The increase in cost of revenue of $1.9 million was primarily due to an increase in MAKOplasty procedures performed, a $595,000 write-off of obsolete and discontinued inventory in 2008 primarily due to the launch of our RESTORIS implant system and the anticipated launch of version 2.0 of our TGS, the establishment of warranty accruals on sales of eight TGS units and royalties incurred on sales of eight TGS units during the nine months ended September 30, 2008.

Selling, General and Administrative. Selling, general and administrative expense was $16.0 million for the nine months ended September 30, 2008, compared to $7.7 million for the nine months ended September 30, 2007. The increase of $8.3 million, or 108%, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the nine months ended September 30, 2008 also included $1.4 million of stock-based compensation expense compared with $661,000 for the same period of 2007. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2008 and 2007.

Research and Development. Research and development expense was $9.2 million for the nine months ended September 30, 2008, compared to $5.3 million for the nine months ended September 30, 2007. The increase of $3.9 million, or 72%, was primarily due to an increase in research and development activities associated with on-going development of versions 1.2 and 2.0 of our TGS and the MAKO implant systems; and a nonrecurring charge of $949,000 associated with the vesting in full, upon completion of our IPO in February 2008, of restricted common stock issued pursuant to business consultation agreements entered into in December 2004.

Depreciation and Amortization. Depreciation and amortization expense was $1.3 million for the nine months ended September 30, 2008, compared to $915,000 for the nine months ended September 30, 2007. The increase of $415,000, or 45%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2008 and 2007.

Interest and Other Income. Interest income was $642,000 for the nine months ended September 30, 2008, compared to $860,000 for the nine months ended September 30, 2007. The decrease of $218,000, or 25%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the nine months ended September 30, 2008 compared with the same period of 2007.

Interest and Other Expenses. Interest and other expenses were $110,000 for the nine months ended September 30, 2008, compared to $229,000 for the nine months ended September 30, 2007. Through February 2008, interest and other expense consisted primarily of the amortization of the $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008. Interest and other expense also included the write down of our variable auction rate securities in the first quarter of 2008 as discussed below under the caption, “Liquidity and Capital Resources,” and in Item 1, Financial Statements, Note 3, Short-Term Investments and Long-Term Investments.

Income Taxes. No income taxes were recognized for the nine months ended September 30, 2008 and 2007, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the nine months ended September 30, 2008 and 2007, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Nine Months Ended September 30,
	2008	2007
Cash used in operating activities	$(21,702)	$(9,668)
Cash used in investing activities	(3,587)	(6,268)
Cash provided by financing activities	46,489	27,879
Net increase in cash and cash equivalents	$21,200	$11,943

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of September 30, 2008, we had an accumulated deficit of $69.4 million and financed our operations principally through the sale of Series A, Series B and Series C redeemable convertible preferred stock and the completion of the IPO of our common stock. Through September 30, 2008, we received net proceeds of $52.2 million from the issuance of Series A, Series B and Series C redeemable convertible preferred stock. In February 2008, we completed our IPO of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to us, after expenses, of approximately $43.7 million. In conjunction with the closing of the IPO, in February 2008, all of our outstanding Series A, Series B and Series C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, as adjusted for a one-for-3.03 reverse stock split, which has been retroactively reflected in the accompanying condensed financial statements.

As of September 30, 2008, we had approximately $30.9 million in cash, cash equivalents and short-term investments. Our cash and short-term investment balances are held in a variety of interest bearing instruments, including certificates of deposit.

As of September 30, 2008, we held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The uncertainty in the credit markets affected our holdings in auction rate securities and the liquidity and fair value of these investments has been negatively impacted. An other-than-temporary impairment charge of $63,000 was recorded in the first quarter of 2008 to reduce the value of our auction rate securities to the new fair value. As of September 30, 2008, the auction rate securities were recorded at the estimated fair value of $987,000. In addition, as a result of the unresolved liquidity concerns, we reclassified our auction rate securities from short-term investments to long-term investments in 2008. Our investment firm has informed us that it intends to redeem our auction rate securities in early 2009 at par value. Based on current market conditions and the uncertainty of future conditions, however, we believe long-term classification remains appropriate. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities.

In October 2008, we entered into a Securities Purchase Agreement for an equity financing of up to $60 million, with initial gross proceeds of $40 million, which we closed on October 31, 2008, and conditional access to an additional $20 million called the Second Closing. In connection with the financing, we issued and sold to the participating investors 6,451,613 shares of our common stock at a purchase price of $6.20 per share and issued warrants to the participating investors to purchase 1,290,323 shares of common stock at an exercise price of $7.44 per share. The warrants will become exercisable in 180 days and have a seven-year term. Subject to the satisfaction of certain business related milestones before December 31, 2009, and approval of the Second Closing by our stockholders, we will have the right to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock. At the initial closing, the investors that agreed to provide the additional $20 million investment received warrants to purchase an additional 322,581 shares of common stock at an exercise price of $6.20 per share. For more information regarding the equity financing, see Item 1, Financial Statements, Note 8 to the Condensed Financial Statements.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation, inventory write-downs and accrued interest. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets for the nine months ended September 30, 2008 are approximately $5.5 million of increases to the deferred revenue balance compared to $1.3 million for the nine months ended September 30, 2007. This was partially offset by approximately $2.0 million and $354,000 of increases to the deferred cost of revenue balance for the nine months ended September 30, 2008 and 2007, respectively. The increases to the deferred revenue and deferred cost of revenue balances are primarily related to unit sales of our TGS during the period. Deferred revenue and deferred cost of revenue related to unit sales of our TGS will be recognized in the statements of operations upon satisfaction of all related revenue recognition criteria.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 is primarily attributable to the payment of the $4.0 million deferred license fee due to IBM upon completion of our IPO, as discussed under the caption “Contractual Obligations,” to purchases of $1.6 million of property and equipment as we invest in the infrastructure of our growing company and to $2.0 million of purchases of investments, which was partially offset by proceeds of $4.0 million from sales and maturities of investments. Net cash used in investing activities for the nine months ended September 30, 2007 is primarily attributable to the purchases and proceeds of investments as we manage our investment portfolio to provide interest income and liquidity, purchases of $1.2 million of property and equipment and $450,000 for the acquisition of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2008 and 2007 was primarily attributable to net proceeds received in connection with our IPO in February 2008 and the issuance of Series C redeemable convertible preferred stock in February 2007, respectively.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next several years as we expand our sales and marketing capabilities in the orthopedic products market, develop and commercialize version 2.0 of our TGS and our bicompartmental implant system and continue to develop the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the anticipated commercial launch of version 2.0 of our TGS and bicompartmental implant system in the first half of 2009, subject to regulatory clearances or approvals.

We believe our existing cash, cash equivalents and short-term investment balances, together with the net proceeds of the financing transaction as discussed Item 1, Financial Statements, Note 8 to Condensed Financial Statements, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. To the extent our available cash, cash equivalents and short-term investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

At September 30, 2008, we were committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $5.7 million.

Other than as described above and scheduled payments through September 30, 2008, there have been no significant changes in our contractual obligations during the nine months ended September 30, 2008 as compared to the contractual obligations described in our Form 10-K.

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

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

•	Level 1 Inputs– Quoted prices for identical instruments in active markets.
•

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs– Instruments with primarily unobservable value drivers.

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

In June 2008, the EITF issued Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that EITF 07-05 will have on its financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on our financial statements.

Other than as described above, there have been no significant changes in Recent Accounting Pronouncements during the nine months ended September 30, 2008 as compared to the Recent Accounting Pronouncements described in our Form 10-K.

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

As of September 30, 2008, we held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The uncertainty in the credit markets affected our holdings in auction rate securities and the liquidity and fair value of these investments has been negatively impacted. An other-than-temporary impairment charge of $63,000 was recorded in the first quarter of 2008 to reduce the value of our auction rate securities to the new fair value. As of September 30, 2008, the auction rate securities were recorded at the estimated fair value of $987,000. In addition, as a result of the unresolved liquidity concerns, we reclassified our auction rate securities from short-term investments to long-term investments in 2008. Our investment firm has informed us that it intends to redeem our auction rate securities in early 2009 at par value. Based on current market conditions and the uncertainty of future conditions, however, we believe long-term classification remains appropriate. The carrying value of the securities are fully collateralized by assets held by the funds and were rated AAA prior to the failed auctions of the securities.

Item 4T. CONTROLS AND PROCEDURES.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

•	Approximately $14.0 - $20.0 million for the expansion of sales and marketing activities;

•	Approximately $12.0 - $18.0 million for continuation of research and development activities; and

•	The remainder to fund working capital and other general corporate purposes, including the expenses associated with the IPO.

Management has broad discretion over the uses of the proceeds of the IPO. Except for payment of the IBM deferred license fee, we did not use any material amount of the IPO proceeds during the three months ended March 31, 2008. Since April 1, 2008, we have used approximately $5.5 million of the proceeds for sales and marketing activities, $5.6 million for research and development activities and $4.0 million for working capital and general corporate purposes. The remainder of the IPO proceeds is invested in highly liquid, short-term, interest-bearing funds.

Item 6. EXHIBITS.

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

MAKO Surgical Corp.
Date: November 7, 2008	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350