Form 10-K
period 2008-12-31
MAKO Surgical Corp.
filed 2009-03-12
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 001-33966

MAKO SURGICAL CORP. (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1901148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2555 Davie Road, Fort Lauderdale, FL	33317
(Address of Principal Executive Offices)	(Zip Code)

(954) 927-2044
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common stock, $0.001 par value per share	The NASDAQ Global Market

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

          The aggregate market value of the common stock held by non-affiliates of the registrant as of March 2, 2009 was approximately $111,632,511 (based on a closing price of $7.74 per share on The NASDAQ Global Market as of such date).

          As of March 2, 2009, the registrant had outstanding 24,984,927 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K when filed with the Securities and Exchange Commission.

MAKO Surgical Corp.

          We have received or applied for trademark registration of and/or claim trademark rights, including in the following marks that appear in this report: “MAKO Surgical Corp.,” “MAKOplasty®,” “RIO,” “RESTORIS®,” “Tactile Guidance System” and “TGS,” as well as in the MAKO Surgical Corp. “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.” All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Unless the context requires otherwise, the terms “registrant,” “company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “could,” “expect,” “intend,” “may,” “anticipate,” “plan,” “predict,” “potential,” “estimate” or similar expressions. These statements include, but are not limited to, statements related to:

•	the timing and number of planned new product introductions;

•	market acceptance of the MAKOplasty solution;

•	the effect of anticipated changes in the size, health and activities of population on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market segments;

•	our ability and intent to expand into international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability from third-party suppliers, including single source suppliers, of components for our robotic arm and implant systems for our knee MAKOplasty solution;

•	the viability of maintaining our licensed intellectual property or our ability to obtain additional licenses necessary to our growth;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of newly launched products and products currently being developed;

•	the ability to implement new technologies successfully;

•	future declarations of cash dividends;

•	our goals for sales and earnings growth;

•	our ability to sustain sales and earnings growth;

•	our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities;

•	the stability of certain domestic and foreign economic markets;

•	the impact of anticipated changes in the medical device industry and our ability to react to and capitalize on those changes;

•	our ability to take advantage of technological advancements; and

•	the impact of any managerial changes.

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

          Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include, but are not limited to, factors discussed under Item 1A, “Risk Factors,” and the following:

•

a further economic downturn that may have a significant adverse effect on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or that may cause our customers to delay a purchasing decision;

•	changes in general economic conditions and interest rates;

•	changes in the availability of capital and financing sources, for our company and our customers;

•	changes in competitive conditions and prices in our markets;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	changes in other significant operating expenses;

•	unanticipated issues related to product launches, particularly the launch of the RIO Robotic Arm Interactive Orthopedic system;

•	decreases in sales of our principal product lines;

•	slow downs or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased government regulation of our business;

•	unanticipated issues in securing regulatory clearance or approvals for upgrades or changes to our products;

•	developments adversely affecting our potential sales activities outside the United States;

•	increases in cost containment efforts by group purchasing organizations;

•	loss of key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining a direct sales force and building a distributor network;

•	unanticipated issues related to, or unanticipated changes in or difficulties associated with, the recruitment of agents and distributors of our products;

•	unanticipated expenditures related to any future litigation; and

•	unanticipated intellectual property expenditures required to develop, market and defend our products.

          We caution you not to place undue reliance on these forward-looking statements, as they speak only as of the date they were made. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

Overview

          We are a medical device company that markets our advanced robotic arm solution and orthopedic implants for minimally invasive orthopedic knee procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific, early to mid-stage osteoarthritic knee disease.

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

          MAKOplasty is performed using our proprietary, U.S. Food and Drug Administration, or FDA, cleared robotic arm system and proprietary knee resurfacing implants. Our robotic arm systems, branded as our first generation Tactile Guidance System, or TGS, and our second generation RIO Robotic Arm Interactive Orthopedic system, or RIO, utilize tactile guided robotic arm technology and patient specific visualization to prepare the knee joint for the insertion and alignment of our resurfacing implants through a small incision in a minimally invasive, bone preserving and tissue sparing procedure. Our RESTORIS family of knee implants is designed to enable minimally invasive restoration of one or two of the diseased compartments of the knee joint. We believe MAKOplasty will empower physicians to address the needs of the large and growing, yet underserved population of patients with early to mid-stage osteoarthritic knee disease who desire a restoration of quality of life and reduction of pain, but for whom current surgical treatments are not appropriate or desirable due to the highly invasive nature of such procedures, the slow recovery and the substantial costs of rehabilitation, medication and hospitalization.

          Unlike conventional knee replacement surgery, which requires extraction and replacement of the entire joint, MAKOplasty enables resurfacing of one or two specific diseased compartments of the joint, preserving significantly more soft tissue and healthy bone of the knee. We believe localized resurfacing can be optimized using our robotic arm technology, which offers consistently reproducible precision to surgeons to achieve optimal implant placement and alignment for smaller, more easily inserted modular implant components. We believe that the tissue sparing and bone conserving techniques enabled with MAKOplasty can offer substantial advantages to patients, surgeons and healthcare providers. Because of the minimally invasive nature of the procedure, smaller incisions are possible, which lead to less tissue loss and faster recoveries, thereby reducing the overall costs of rehabilitation, medication and hospitalization. In addition, because more of the patient’s natural anatomy is preserved and less trauma is inflicted on the knee, we believe that patients who undergo MAKOplasty have the potential to experience better functionality and more natural knee movements, thereby achieving an improved post-operative quality of life. Significantly, the expansion of our RESTORIS family of implants for use in single and bicompartmental knee resurfacing procedures provides the ability to address a broader range of the patient population suffering from early to mid-stage osteoarthritis. Finally, because our robotic arm systems are easy to use, we believe that our MAKOplasty solution makes resurfacing procedures accessible to orthopedic surgeons with a broad range of training and skills and has the potential to lead to greater adoption of knee resurfacing solutions for early to mid-stage osteoarthritis of the knee.

          In May 2005, we obtained 510(k) marketing clearance from the FDA for a haptic imageless surgical guidance system. In November 2005, we obtained 510(k) marketing clearance from the FDA for version 1.0 of our TGS, a CT based patient specific visualization system with a robotic arm, which was the predecessor device to our RIO system and enabled MAKOplasty for a single compartment of the knee joint using a standard unicompartmental implant. In January 2008, we received 510(k) marketing clearance from the FDA for version 1.2 of our TGS, which allowed for MAKOplasty using an alternative standard unicompartmental knee implant and incorporated several software upgrades developed and introduced since the commercial introduction of version 1.0. We commercially launched version 1.2 in the first quarter of 2008 and version 1.3 (the modifications to which did not require 510(k) marketing clearance) in the third quarter of 2008. In the first quarter of 2006 we received 510(k) clearance for our tibial inlay knee implant system and in the fourth quarter of 2007 we received 510(k) clearance for our tibial onlay knee implant system and for our combined inlay and onlay system, branded as RESTORIS. In the second quarter of 2008, we received 510(k) clearance for our novel unicompartmental knee implant and 510(k) clearance for our patellofemoral knee implant, predecessor components of our proprietary multicompartmental implant system. In the fourth quarter of 2008, we received 510(k) marketing clearance from the FDA for the RIO system, which is version 2.0 of our TGS, and our multicompartmental knee implant system, branded as RESTORIS MCK. We intend to commercially launch both the RIO system and the RESTORIS MCK multicompartmental knee implant system in the first half of 2009.

          As part of the TGS sales contracts, TGS customers are entitled to receive an upgrade of their TGS unit to a RIO system at no additional charge, with the exception of one customer who had the right to receive it at a discounted price. Through December 31, 2008, we commercially installed seventeen TGS units, all of which achieved customer acceptance, and installed one additional non-commercial unit for research and evaluation purposes. As of December 31, 2008, 782 knee MAKOplasty procedures had been performed since commercial introduction in June 2006. We currently have 22 post-market studies of MAKOplasty, either recently completed or in progress, which are aimed at demonstrating the accuracy of the placement and alignment of our knee implants and the clinical value of the MAKOplasty procedure. To date, the results of these studies have been presented internationally as peer-reviewed presentations at conferences in the United States and abroad. We have an intellectual property portfolio of more than 250 licensed or owned patents and patent applications relating to the areas of computer assisted surgery, robotics, haptics and implants.

          We generate revenue from unit sales of our TGS, sales of our implants and disposable products and the sale of extended warranty service contracts. We anticipate generating revenue from future sales of RIO systems. To date, we have recognized revenue primarily from the sale of implants and disposable products utilized in MAKOplasty procedures. Recognition of deferred revenue in our statements of operations associated with the sale of TGS units depends on delivery of the RIO system, which we intend to commercially launch in the first half of 2009.

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

          For the most severe cases of osteoarthritis, in which patients suffer from extreme pain, reconstructive joint surgery may be required. Reconstructive joint surgery involves the removal of the bone area surrounding the affected joint and the insertion of one or more manufactured implants as a replacement for the affected bone. According to The Orthopaedic Industry Annual Report for the year ended June 15, 2008, published by Knowledge Enterprises, Inc., global sales of joint replacement products in 2007, including knees, hips, elbows, wrists, digits and shoulders, were $11.6 billion, an increase in sales of nearly 11% over 2006, of which sales in the United States represented $6.1 billion. According to Frost & Sullivan, the joint implant market is expected to grow to nearly $10 billion by 2013, with knee and hip implant systems representing the two largest sectors.

Market for Osteoarthritis of the Knee

          The knee joint consists of the medial, patellofemoral and lateral compartments. As depicted below by the shaded diseased areas of the knee joint, osteoarthritis of the knee usually begins with the deterioration of the soft tissue and cartilage in the medial compartment and progresses to either or both the patellofemoral and lateral compartments. The progression of osteoarthritis of the knee can take many years, and even in the early stages, it can result in substantial pain for the patient and a reduction in the quality of life.

          According to Datamonitor, in 2006 there were approximately 15 million people in the U.S. with osteoarthritis of the knee. The growth of osteoarthritis of the knee among the U.S. population is expected to accelerate as the increasingly active population ages and obesity rates increase. As a result of this substantial clinical need, the market for orthopedic knee procedures in the U.S. has experienced tremendous growth over the past decade. According to data compiled by Orthopedic Network News, the U.S. knee implant market was greater than $3.3 billion in 2007, which represents growth of 9.3% from 2006 to 2007. In addition to the substantial costs of the procedure itself, total knee replacement and resurfacing procedures represent significant incremental costs to the healthcare system. These include costs associated with rehabilitation, medication, hospitalization and, over the long-term, costs incurred as a result of replacements or revisions that may be required due to wear and tear or improper placement.

Current Orthopedic Knee Arthroplasty Approaches

          Arthroplasty options for treating osteoarthritis of the knee have historically been limited to either total knee replacement surgery or knee resurfacing procedures.

          Total Knee Replacement. Currently, most people who choose to surgically address osteoarthritis of the knee elect to undergo total knee replacement surgery. Total knee replacement is a highly invasive surgical procedure in which a patient’s diseased knee joint is removed and replaced with a manufactured replacement knee joint comprised of several components that attempt to mimic the normal function of the knee joint. The procedure requires a large incision ranging from 4 to 12 inches to accommodate the complex scaffold of cutting blocks and jigs required to execute the blunt, planar cuts involved in total knee replacement surgery and to prepare the knee for insertion of the large implants. Both internal and external soft tissue damage is significant in this procedure as the entire knee joint is fully exposed and much of the bone and tissue surrounding it are removed. The bone cuts are also extensive, presenting a large surface area for bone bleeding. The implants are typically manufactured out of metal, ceramic or polymers and have an approximate useful life of between 15 and 20 years before they usually are revised or replaced.

The figures below illustrate a conventional total knee replacement surgery and implant:

Total Knee Replacement Surgery	Total Knee Implant

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

          Unicompartmental and Bicompartmental Knee Resurfacing. Unicompartmental and bicompartmental knee resurfacing is a less invasive arthroplasty procedure in which only the arthritic region of the knee is removed and a small implant is inserted to resurface the diseased compartment of the knee. Unicompartmental and bicompartmental knee resurfacing procedures are ideal for patients with early to mid-stage osteoarthritis and are aimed at sparing the healthy bone, cartilage and other soft tissues typically removed in a conventional total knee replacement procedure. Today, these procedures are generally performed manually and require a level of training, expertise and precision that significantly exceeds what is required for the typical total knee replacement surgery. Orthopedic Network News has estimated that 47,800 unicompartmental knee resurfacing procedures were performed in 2007 in the United States, which represents a 3.2% increase from the estimated 46,300 such procedures performed in 2006 in the United States.

          Unicompartmental and bicompartmental knee resurfacing are potentially more desirable procedures than total knee replacement surgery for patients suffering from early to mid-stage degeneration of the knee because they preserve more of the patient’s natural anatomy and result in less trauma to the patient. As a result, patients experience less tissue loss and faster recoveries. However, despite the potential clinical, quality of life and cost benefits of these procedures, they have achieved only limited adoption to date, in part, as a result of the following limitations that make performing these procedures very difficult:

•

the restricted room to maneuver and impeded line of sight due to the smaller incision and minimally invasive nature of the procedures which make it difficult to insert, place and align the implant properly; and

•	the complex process of removing portions of the bone and resurfacing the knee joint in preparation for the implant.

          The difficulties in manually executing unicompartmental or bicompartmental knee resurfacing procedures can result in inaccurate implant alignment, which can lead to reduced range of motion and premature implant failure. In light of the difficulties, many physicians choose not to recommend these procedures and many patients choose either to live with the osteoarthritic pain or to undergo total knee replacement surgery. According to Medtech Insight, LLC, some experts estimate that between 5% to 20% of patients who underwent total knee replacement surgeries had osteoarthritis in only one or two compartments of the knee, which we believe may qualify them as appropriate candidates for a either a unicompartmental or bicompartmental implant.

Introduction of Minimally Invasive Surgery

          Over the past thirty years, one of the most significant medical trends has been the development of minimally invasive methods of performing surgical procedures. Compared to traditional, open surgical techniques, minimally invasive techniques that employ image guided surgical systems offer potentially superior benefits for patients, surgeons and hospitals. For patients, these techniques result in reduced procedure related pain and less scarring at the incision site leading to faster recovery times and shorter post-operative hospital stays, as well as better aesthetic outcomes. For the surgeon, these techniques reduce procedure related complications and have the potential to reduce risks associated with more invasive procedures. For the hospital, these procedures can result in reduced hospital stays from faster recovery times and lower rates of complications.

          Despite the many benefits of minimally invasive techniques, however, they also present several notable limitations due to the restricted surgical space, including:

•	restricted vision at the anatomical site;

•	cumbersome handling of surgical instruments;

•	difficult hand eye coordination; and

•	limited tactile feedback.

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

          With the assistance of robotics technology, an increasing number of surgeons have been able to perform procedures previously limited to a small subset of highly skilled surgeons. In addition, robotics technology has allowed these procedures to be performed in a more minimally invasive manner, requiring only small incisions, which result in reduced procedure related trauma, fewer infections and post-procedure complications and reduced recovery and hospitalization periods.

          Robotics technology has been successfully applied in a variety of diverse fields including urology, gynecology, cardiothoracic surgery and catheter based interventional cardiology and radiology. The success of robotics technologies in these applications has led to the growing adoption and commercialization of these technologies in the medical world.

The Use of Robotics in Orthopedic Surgical Procedures

          Despite the success of robotics technology in other medical fields, only limited applications have been commercialized in the field of orthopedics to date, although we are aware of current orthopedic robotic development by other companies. Some orthopedic companies have introduced instruments that are smaller than their predecessors, which are marketed as “minimally invasive,” but these instruments still require large incisions, trauma to the soft tissue and removal of large portions of the bone to perform the surgical procedure. Orthopedic companies have also introduced CAS systems that are designed for use in open procedures. However, while these systems do provide a minimally invasive means of viewing the anatomical site, their benefits are marginal because they do not improve a surgeon’s ability to make consistently reproducible and precise surgical movements through a small incision.

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

The MAKO Solution

          We have designed our MAKOplasty solution to provide the consistently reproducible precision, accuracy and dexterity necessary for a surgeon to successfully perform minimally invasive orthopedic arthroplasty procedures on the knee despite a limited field of vision in a confined anatomical space. Our MAKOplasty solution is composed of two critical components: the robotic arm system, which consists of the proprietary tactile robotic arm and our patient specific visualization system that provides both pre-operative and intra-operative guidance to the surgeon, and the RESTORIS family of knee implant systems that are designed for minimally invasive restoration of the diseased compartments of the joint. By integrating robotic arm and patient specific visualization technology with the touch and feel of the surgeon’s skilled hand, MAKOplasty is designed to enable a level of surgical precision and accuracy that is beyond the scope of the typical surgeon’s freehand capabilities, which we believe will result in broad adoption of our technologies by orthopedic knee surgeons and better outcomes for patients. We believe MAKOplasty offers the following key benefits to patients, surgeons and hospitals:

•

Minimally Invasive Targeted Knee Arthroplasty. MAKOplasty enables surgeons to isolate and resurface just the diseased compartment or compartments of the knee joint through a minimally invasive incision, rather than replacing the entire joint. The precision of our robotic arm technology makes such minimally invasive targeted treatment possible by eliminating the complex scaffold of cutting blocks and jigs that would otherwise be required to execute the blunt, planar bone cuts and insert the large implants involved in conventional total knee replacement surgery or a manually executed resurfacing procedure. We believe that our solution will make minimally invasive orthopedic procedures, like unicompartmental and bicompartmental knee resurfacing, a viable option for a greatly expanded pool of patients and physicians.

•

Consistently Reproducible Precision. We believe that MAKOplasty reduces the variability of procedure outcomes and increases efficacy through the consistently reproducible precision provided by our computer assisted and tactile robotic arm technology. We believe that the precision of our cutting process and placement and alignment of implants leads to significantly improved and reliable results, compared to conventional, manually executed unicompartmental and bicompartmental resurfacing procedures. The surgeon retains control of the actual movements of the robotic arm within a pre-established volume of space, the tactile “safety zone,” which is tracked and bounded by the robotic arm system. We believe that the tactile safety zone enables improved placement and alignment of the resurfacing implant, while the visualization enables the procedure to be performed through a small incision without direct visualization.

We believe that this consistently reproducible precision enables physicians to be trained in the use of MAKOplasty in a relatively short period of time and also will increase the number of physicians who are willing and able to perform unicompartmental and bicompartmental resurfacing procedures.

•

Patient Specific Proprietary Implants. We believe that our proprietary knee resurfacing implants allow surgeons to customize a knee resurfacing solution for individual patients facing early to mid-stage osteoarthritis in one or two compartments of the knee joint. Our original RESTORIS unicompartmental implant system allows for a choice of tibial implant based on patient bone quality. Our RESTORIS MCK implant system provides for this same choice for medial unicompartmental disease and allows for the resurfacing of the patellofemoral compartment as well, either independently or in combination with the medial compartment in a bicompartmental knee MAKOplasty. Because all implants are sized and planned for based on patient-specific anatomical indications, the potential for favorable clinical outcomes is enhanced.

•

Ease of Use. We believe that our robotic arm systems leverage and complement the surgical skills and techniques already familiar to the surgeon, while providing substantial incremental control and precision that has not previously been possible. The customized, patient specific visualization system guides the surgeon through each step of the surgical procedure, while the tactile “safety zone” ensures that the surgeon does not apply the bone cutting instrument beyond the intended area of the knee joint.

•

Improved Restorative Post-Operative Outcomes. Due to the minimally invasive nature of the procedure, we believe that patients who undergo knee MAKOplasty are likely to experience less tissue loss, less visible scarring and a faster recovery, thereby reducing the cost of rehabilitation, physical therapy, medication and hospitalization. In addition, because more of the patient’s natural anatomy is preserved and less trauma is inflicted on the knee, patients who undergo MAKOplasty have the potential to experience better mobility, comfort, range of motion and more natural knee movements to achieve an improved post-operative quality of life.

•

Reduced Costs for Patients and Hospitals. The minimally invasive nature of the knee MAKOplasty solution aids hospitals and patients in reducing costs by shortening hospital stays and recovery periods and reducing the amount of rehabilitation and medication.

          The comprehensive nature of the MAKOplasty solution also provides hospitals with the implants and disposable products necessary to perform the procedures. We believe that our complete knee arthroplasty solution represents a substantial improvement over currently available approaches that we hope will lead to rapid adoption in the marketplace.

          The figure below illustrates a MAKOplasty knee resurfacing procedure.

Our Strategy

          Our goal is to continue to drive sales of the robotic arm system and generate recurring revenue through sales of implants, disposable products and service contracts by establishing MAKOplasty as the preferred surgical procedure for patients with early to mid-stage, unicompartmental and multicompartmental degeneration of the knee. We believe that we can achieve this objective by working with hospitals to demonstrate key benefits of MAKOplasty, such as consistently reproducible surgical precision, improved post-operative outcomes and reduced healthcare costs. Our strategy includes the following key elements:

•

Focus on key physicians and thought leaders to encourage adoption of our MAKOplasty solution. We plan to continue to focus our marketing efforts on key orthopedic surgeons who currently perform the majority of unicompartmental and bicompartmental knee procedures or who are actively involved in the development of minimally invasive orthopedic approaches. We also plan to continue to focus our marketing efforts on the hospitals with which these key surgeons are affiliated and engage them to promote the benefits of MAKOplasty. Our strategy is to convince hospitals that through early adoption of MAKOplasty and acquisition of our robotic arm system, they can reinforce their reputations as leading institutions for the treatment of early to mid-stage osteoarthritis of the knee.

•

Expand the market for multicompartmental knee resurfacing. We plan to expand the market for multicompartmental knee resurfacing procedures by encouraging use of the MAKOplasty procedure for patients who, given only conventional surgical alternatives, would have opted for total knee replacement surgery or no surgery at all. Our current FDA cleared application of MAKOplasty is for unicompartmental and bicompartmental knee resurfacing procedures using the RESTORIS family of knee implant systems, allowing us the potential of accommodating varied patient profiles and surgeon preferences. We believe that the potential benefits of our MAKOplasty solution and the combination of these product offerings will facilitate our efforts to expand and capture the market for multicompartmental knee resurfacing.

•

Drive volume sales of our RESTORIS family of knee implant systems and the disposable products for installed RIO systems. Following the commercial launch of our RIO system and installation of the RIO system at a given hospital, we intend to expand the number of orthopedic surgeons who use robotic arm systems and work with the hospitals and their surgeons to promote patient education about the benefits of knee MAKOplasty. Our goal is to increase usage per system to drive higher volume sales of our RESTORIS family of knee implant systems and the disposable products.

•

Demonstrate the clinical and financial value proposition of MAKOplasty. We intend to continue to collaborate with leading surgeons and early adopting hospitals through such programs as the MAKOplasty Center of Excellence to build clinical and financial data that support the benefits of knee MAKOplasty. The MAKOplasty Center of Excellence is a program developed in conjunction with participating hospitals to educate surgeons and patients regarding the benefits of knee MAKOplasty. As part of the collaborative program, participating hospitals maintain and provide us with certain clinical and financial data that we use to support the business case for the MAKOplasty solution. Our goal is to obtain clinical data further supporting the value of MAKOplasty knee resurfacing procedures, as well as the accuracy and longevity of such implant placements, while demonstrating to hospitals the top and bottom line financial benefits of our MAKOplasty solution.

Our Products

          MAKOplasty knee resurfacing procedures are enabled through our proprietary technology consisting of two components: our robotic arm system and our RESTORIS family of knee implant systems.

The MAKO Robotic Arm System

The centerpiece of MAKOplasty is our proprietary robotic arm, interactive, orthopedic system that provides both pre-operative and intra-operative guidance to the orthopedic surgeon, enabling minimally invasive, tissue sparing bone removal and knee implant insertion. The TGS version 1.0 robotic arm system, introduced in 2005, will be succeeded by the version 2.0 RIO system which we intend to commercially launch in the first half of 2009. Each system consists of two elements: a tactile robotic arm utilizing an integrated bone cutting instrument and a patient specific visualization component.

          The figures below identify the key components of the RIO system’s tactile robotic arm, stereo tracking system and instruments:

          Tactile Robotic Arm System. The tactile robotic arm system consists of the key components identified in the figures above and incorporates the following specifications, features and benefits:

•

Tactile Robotic Arm — The tactile robotic arm is designed to respond fluidly to movements initiated by the surgeon operating the bone cutting instrument. We have designed the robotic arm to achieve substantial dexterity and range of movement. The robotic arm helps enforce a tactile safety zone that is established by the patient specific visualization system by providing tactile resistance when the boundaries of the tactile safety zone are reached. This tactile resistance helps ensure that the surgeon does not apply the bone cutting instrument beyond the intended area of the knee joint.

•

Controller — The controller is the electronic hardware and firmware component of our computing system which interfaces with our proprietary surgical planning and execution software to allow the surgeon to safely guide the tactile robotic arm. The controller governs the basic, low-level functions of the tactile robotic arm, such as the tactile constraints and the safety circuit.

•

Stereo Tracking System Camera and Instruments — During a MAKOplasty procedure, the location of the tactile safety zone is updated continuously based on bone tracking data supplied to the computer system by an infrared stereo tracking system, which consists of a special camera that is directed toward a series of spheres and arrays attached to the patient’s anatomy by bone pins. The tracking system assists the robotic arm system in locating and physically tracking the patient’s anatomy and coordinating its real time position with the cutting instrument of the robotic arm. It has a sufficient refresh rate to provide the robotic arm system with a sufficient flow of information regarding movements by both the patient and the robotic arm to ensure optimal cutting and placement. Using the system, the surgeon can freely move the robotic arm within the defined space, but encounters tactile resistance as the boundaries of such space are reached.

•

End Effector — The end effector is the mechanical component by which the bone cutting instrument is attached to the tactile robotic arm. It is designed to ensure the secure placement of the bone cutting instrument, while providing the flexibility necessary for the surgeon to manipulate the instrument.

•

Bone Cutting Instrument with Disposable Cutting Tip — The bone cutting instrument is integrated into the tactile robotic arm at the end effector. This instrument is composed of a high speed motor and a component that houses a variety of single use bone cutting tips. The design of the bone cutting instrument allows the surgeon to grip it in a manner similar to holding a pen-like cutting tool, making it easy to manipulate the instrument in the patient’s anatomy. The cutting tip is the disposable end tip of the bone cutting instrument that makes contact with the knee joint and actually removes the bone for placement of the implant in accordance with the pre-operative plan. In combination with our tactile robotic arm, the bone cutting instrument enables the smooth precision and accuracy necessary for resurfacing procedures.

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

          The figure below identifies the key components of the RIO system’s patient specific visualization system:

          Patient Specific Visualization System. Our patient specific visualization system is a vital part of our ability to deliver minimally invasive surgical procedures for the knee. The surgical team uses our system pre-

operatively to plan and intra-operatively to guide the surgical procedure. It consists of the key components identified in the figure above and incorporates the following specifications, features and benefits:

•

Surgical Planning and Execution Software — Our surgical planning and execution software, which is integrated into our patient specific visualization system, is used during the pre-operative surgical planning process to visualize and map the exact portion of bone to be removed and resurfaced, define the anatomical boundaries of the tactile safety zone and plan the optimal placement and alignment of our implants. During the procedure, the visualization system guides the surgeon through each specific, well defined surgical technique and displays in real time each current and planned surgical activity.

•

Tactile Safety Zone — While the robotic arm enforces a tactile safety zone by providing tactile resistance when the boundaries of the tactile safety zone are reached, our patient specific visualization system provides a visual representation of the tactile safety zone and provides additional visual and auditory cues when the boundaries of such tactile safety zone are reached. The combination of this tactile resistance and patient specific visualization helps ensure that the surgeon does not apply the bone cutting instrument beyond the intended area of the knee joint.

•	Instrument Locator — The instrument locator provides visual guidance on the position of the bone cutting instrument and other surgical instruments in relation to the patient’s anatomy.

•

Monitors — Prior to surgery, patients undergo a conventional CT scan that captures an image of the diseased knee joint. This CT image is uploaded to the patient specific visualization system, where a MAKOplasty Specialist processes the image for display as a 3-D volume in space corresponding to the implant shape and placement overlaid onto the CT image of the patient’s knee joint. This patient specific visualization of our implant overlaid onto an image of the patient’s actual knee joint helps the surgeon to plan the procedure pre-operatively, by providing information which enables the surgeon to determine the optimal placement, alignment and sizing of the implant and establishing the boundaries of the tactile safety zone. During surgery, each monitor projects an active 3-D computer graphics visualization of the patient’s knee joint, showing the areas of the bone that are actually removed as the procedure progresses. The user can also change the viewpoint and zoom level of the visualization as the procedure progresses to focus on different portions of the anatomy.

•

Mobile Base — The base component of our patient specific visualization system is a mobile unit that enables the portability of the patient specific visualization system from one operating room to another. It houses our computer hardware and our surgical planning and execution software and various electrical and mechanical components that help power the visualization system.

Early Versions of the Tactile Guidance System

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

          In January 2008, we obtained 510(k) marketing clearance from the FDA for version 1.2 of our TGS, which became commercially available in the first quarter of 2008. Version 1.2 reflected further refinement of the basic instrumentation set and featured a customized bone cutting instrument and new surgical planning software applications necessary to support unicompartmental resurfacing procedures using a tibial onlay knee implant system. In the third quarter of 2008, we launched version 1.3 of our TGS, which enabled integration of components of both our tibial inlay and tibial onlay knee implant systems into a single MAKO-branded RESTORIS unicompartmental knee implant system, for use with the TGS. These modifications did not require the submission of a new 510(k) application.

Version 2.0 of the TGS – the RIO System

          The RIO system, version 2.0 of the TGS, represents an important expansion from our first generation TGS, enabling and expanding application of MAKOplasty to multicompartmental resurfacing procedures, allowing orthopedic surgeons to treat degenerative osteoarthritis from early-stage, unicompartmental degeneration through mid-stage, multicompartmental degeneration with a modular knee implant system. In addition, the RIO system incorporates the following improvements, which we believe allow us to offer the benefits of knee MAKOplasty to more patients:

•	improved dexterity and range of motion in the robotic arm to allow additional degrees of freedom in the movement of the robotic arm;

•	more efficient physical configuration of the patient specific visualization system, robotic arm, customized bone cutting instruments and electronic components;

•	support for the RESTORIS MCK knee implant system to enable bicompartmental knee procedures;

•	intelligent implant planning features that will aid the surgeon in achieving optimal patient specific alignments;

•	redesign of system components to reduce operating room set up times;

•	modular design of certain components for ease of manufacturability and assembly and to make them more accessible for service repairs; and

•	sophisticated industrial design and state-of-the art user interface.

          In the fourth quarter of 2008, we received 510(k) clearance for the RIO system, which we intend to commercially launch in the first half of 2009. In the future, we intend to apply for a European Union CE marking, which is a legal requirement for medical devices intended for sale in Europe, for the RIO system.

The RESTORIS Family of Knee Implant Systems

          The second component of MAKOplasty is the knee implant system that is designed for insertion and cementation in a minimally invasive manner. Prior to the development and commercialization of the MAKO-branded, RESTORIS family of knee implant systems in late 2008, we purchased off-the-shelf unicompartmental tibial inlay and tibial onlay implants from third-party suppliers. Currently, we offer the RESTORIS unicompartmental knee implant system, for use with the TGS and RIO system and the RESTORIS MCK multicompartmental knee implant system, for use with the RIO system.

          The RESTORIS family of knee implant systems allows an orthopedic surgeon to treat early through mid-stage degenerative osteoarthritis of the knee with a modular implant system. We believe that modular components are key to the successful execution of minimally invasive knee surgeries because they can be more easily inserted into the knee joint through smaller incisions than a single, complete device. They can also be positioned independently to better accommodate the specific contours of the patient’s anatomy. Because of the technical design and programming, only the RESTORIS family of knee implant systems may be used effectively with our robotic arms. In addition, users of the robotic arm systems are contractually required to purchase all implants and disposable products used in MAKOplasty procedures from us.

          The RESTORIS Unicompartmental Knee Implant System

          The classic RESTORIS unicompartmental knee implant system is designed to be used in MAKOplasty procedures for preserving critical tissue and bone to achieve improved outcomes. This RESTORIS system is composed of a rounded, anatomically shaped femoral component that attaches to the sculpted surface of the femur and either a flat tibial inlay polymer component that fits into a “pocket” that has been sculpted in the tibial bone or a tibial onlay insert and baseplate consisting of a flat polymer component that is backed by a metal support. Both the femoral and tibial components are offered in multiple sizes to best accommodate the size and shape of the patient’s knee.

          Patients with relatively good tibial bone quality, including a sufficiently thick and appropriately located bed of hardened sclerotic tibial bone, are generally candidates for our RESTORIS inlay implant system. The RESTORIS onlay implant system is designed to accommodate patients who lack tibia sclerotic bone beds of sufficient quality. The metal support is placed horizontally on a planar surface prepared on the tibia using the robotic arm system, supported by the tibial cortical rim, rather than fitted into a pocket of the tibia. Some surgeons also prefer to utilize the tibial cortical rim support in all cases. In the first quarter of 2006 we received 510(k) clearance for our tibial inlay knee implant system and in the fourth quarter of 2007 we received 501(k) clearance for our tibial onlay knee implant system and on our combined inlay and onlay system, branded as RESTORIS..

Inlay Implant	Onlay Implant

Post-operative	Post-operative
Inlay Implant	Onlay Implant
Placement	Placement

The RESTORIS MCK Multicompartmental Knee Implant System

          The RESTORIS MCK multicompartmental knee implant system offers an implant geometry to support the tissue and bone sparing goals of MAKOplasty. RESTORIS MCK will be used exclusively with the RIO system, which is expected to be launched in the first half of 2009. Free from the limitations of manual instrumentation, RESTORIS MCK is designed to accurately mimic human anatomy, providing better coverage of diseased compartments while requiring less bone removal and tissue trauma than with traditional treatments.

          The RESTORIS MCK system enables surgeons to treat patients suffering from osteoarthritis in one or both of the medial (inner) and patellofemoral (sub-kneecap) compartments of the knee. Utilizing a modular, bicompartmental system, a surgeon can use the pre- and intra-operative planning software in the RIO system to produce a patient specific implant plan, the result of which is the retention of a greater portion of the knee anatomy than patients treated with a total knee arthroplasty procedure. Surgeons are able to offer inlay and onlay implants medial configurations for both their unicompartmental and bicompartmental procedures. The product offering of the RESTORIS MCK multicompartmental knee implant system also features a patellofemoral component, which is inset into the knee compartment between the medial and lateral (outer) compartments. Additionally, the surgeon has an array of patella “buttons” to affix to the back of the kneecap to replace the worn surface. In the second quarter of 2008 we received a 510(k) clearance for our novel unicompartmental knee implant and a 510(k) clearance for our patellofemoral knee implant, predecessor components of our proprietary RESTORIS MCK multicompartmental knee implant system. In the fourth quarter of 2008, we received 510(k) marketing clearance from the FDA for the RESTORIS MCK system.

RESTORIS MCK Unicondylar Onlay Implant	RESTORIS MCK Unicondylar Onlay Implant Placement	RESTORIS MCK Patellofemoral Implant and Patella Dome

RESTORIS MCK Patellofemoral Implant Placement	RESTORIS MCK Bicompartmental Implant	RESTORIS MCK Bicompartmental Implant Placement

Disposable Products

          The robotic arm systems utilize disposable products such as bone pins and the spheres on the arrays used in our tracking system, irrigation clips and tubes that cool the cutting instruments, drapes to cover the robotic arm and other items that require disposal after each use. Disposables are not only a potential source of recurring revenue, but also an opportunity to differentiate our product platform from those of less comprehensive solutions offered by competitors.

Future Potential Applications

          We believe that with further research and development, our robotic arm technology has the potential to serve as a platform technology with applications in other areas of the body, such as the hip, shoulder and spine, and we are currently conducting initial research and development to test the viability of MAKOplasty outside of the knee. Should we elect to commercialize additional potential applications of MAKOplasty outside of the knee, we would seek the appropriate marketing clearance from the FDA and any other required regulatory approvals for such applications.

Sales and Marketing

          We continue to expand the size of our sales and marketing organization, which is comprised of a direct sales force and a network of independent orthopedic product agents and distributors, who primarily generate leads for us, to commercialize and market MAKOplasty in the U.S. As of March 2, 2009, our sales and marketing group had a total of 55 employees, including 30 direct sales representatives, who are responsible for sales and marketing activity throughout the U.S. We continue to increase the number of sales and marketing personnel as we expand our business.

          Our sales and marketing goals are to continue to drive capital equipment sales of the robotic arm system and generate recurring revenue through sales of implants, disposable products and service contracts. To achieve these goals, we must continue to promote adoption of MAKOplasty by leading surgeons and hospitals and build demand for the procedure among patients through the following sales and marketing strategy:

•

Target High Volume Orthopedic Facilities. Our sales representatives actively target hospitals with strong orthopedic reputations and significant knee replacement and resurfacing practices. We believe that adoption by such leading hospitals helps us to seed the market for MAKOplasty and provides the validation and visibility necessary for more widespread adoption.

•

Establish and Promote MAKOplasty Centers of Excellence. The MAKOplasty Center of Excellence is a joint marketing program that we promote in collaboration with participating hospitals to educate surgeons and patients regarding the benefits of MAKOplasty and to coordinate our public relations strategy. As part of the program, hospitals agree to maintain and provide us with certain clinical and financial data that we use in support of our business case for the MAKOplasty solution. As of December 31, 2008, we entered into eighteen co-marketing agreements with hospitals to establish MAKOplasty Centers of Excellence.

•

Drive Patient Demand for MAKOplasty. During 2008, we initiated preliminary marketing efforts to include directly educating patients on the benefits of MAKOplasty. We believe that patients are becoming increasingly more involved in the healthcare decision making process and have the potential to influence the adoption of new procedures such as MAKOplasty. Currently, our representatives primarily support hospitals participating in the MAKOplasty Center of Excellence program in their efforts to publicize the benefits of MAKOplasty and educate patients.

          The generation of recurring revenue through sales of our implants, disposable products and service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of the RIO system to generate recurring sales of implants and disposable products. We have designed our products so that our robotic arm systems only work with our implant products and we contractually require purchasers of the robotic arm systems to use only our implants in connection with providing MAKOplasty. We also offer a four-year supplemental service contract that provides enhanced levels of maintenance and support services related to the robotic arm system beyond the basic warranty period.

          We provide training to surgeons and hospital staff on the use of the robotic arm system. Our customers also receive pre-operative and intra-operative support from our on-site MAKOplasty Specialist, or MPS, who provides clinical and technical support in connection with each MAKOplasty procedure. The MPS helps set up the equipment, participates in the pre-operative planning process and is present in the operating room with the surgeon, facilitating the surgeon’s use of the robotic arm system. By increasing familiarity with the system and helping to provide safe and proper usage of our equipment and products by surgeons and hospitals, we hope to promote seamless adoption of MAKOplasty. The presence of an MPS in the surgical theater also provides us with immediate feedback and understanding of our customers’ preferences and requirements in clinical conditions.

Research and Development

          Continued innovation through research and development is critical to our future success. Substantially all of our research and development activity is performed internally. As of March 2, 2009, our research and development team, which is based at our headquarters in Fort Lauderdale, Florida, consisted of 60 employees. We have assembled an experienced team with recognized expertise in advanced robotics, software, instrumentation and orthopedic knee implants. Although we do not currently have plans to increase the size of our research and development team significantly, we may do so in the future, depending on the progress of our ongoing research and development efforts.

          We are researching improvements to our current knee MAKOplasty solution, including customized bone cutting instruments and alternative registration and tracking systems, which may be more robust, easier to use, fit better into the busy operating room environment and have improved preoperative registration and intraoperative tracking performance. We are also conducting early stage research on alternative applications for the robotic arm system and corresponding implant systems for the knee and other major joints.

          We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $12.5 million in 2008, $8.3 million in 2007 and $5.2 million in 2006.

Manufacturing and Assembly

          The MAKOplasty solution includes both off-the-shelf and custom made components produced to our specifications by various third parties. We purchase major components of the robotic arm system, including the computer hardware, the camera used in connection with our tracking system, robotic controller components, high speed bone cutting instrumentation, the molded plastic and machined metal parts, and the various electro-mechanical components that support the robotic arm system from a number of third-party suppliers. We internally develop the software components. We then assemble and integrate these various hardware components with our proprietary software to complete each robotic arm system. By assembling the final product at our facility, we are able to perform stringent quality assurance inspection and testing on each robotic arm system to best control the quality of the final product prior to shipment. A portion of our Fort Lauderdale facility is presently dedicated to these warehousing, assembly, testing and inspection activities.

          Other than our proprietary software, single source suppliers currently provide us with many of the major components of the robotic arm system, including the bone cutting instrument. Our RESTORIS family of knee implant systems consists of implants that are custom made to our specifications by several outside manufacturers, with which we are currently negotiating long-term contractual arrangements.

          We generally purchase our components through purchase orders and do not have long-term contracts with most of our suppliers. We have, however, provided blanket purchase orders and have entered into long-term pricing arrangements with the key suppliers of the critical components of our products and with those suppliers to whom we make significant payments for products and services. By providing blanket purchase orders and entering into pricing arrangements, we intend to develop and maintain buffer inventory levels at various points in our supply chain to minimize risk. In addition, we intend to achieve improvements in our manufacturing operations and in our cost of revenue by continuing to improve our procurement and third-party manufacturing processes. We have also upgraded our management information systems and have implemented new quality assurance, inventory and cost controls to improve the efficiency of our manufacturing operations, maintain product quality, reduce our cost of sales and increase our profitability.

          Our operations and those of the third-party suppliers and manufacturers we use are subject to extensive regulation by the FDA under its Quality System Regulations, or QSR, as well as numerous post-market requirements. Our operations and those of third-party suppliers and manufacturers may also be subject to international regulatory requirements in the event we expand our operations or business overseas. Our facility is FDA registered and we believe is compliant with FDA’s QSR. We have instituted a quality management system to evaluate and monitor compliance internally and by our third-party suppliers and manufacturers. Our facility and the facilities of the third-party suppliers and manufacturers we use are subject to periodic, announced and unannounced inspections by regulatory authorities, including the FDA and other governmental agencies. We were audited by the FDA in January 2009, during which we received certain inspectional observations. We are addressing the observations and intend to submit responses to the FDA on a voluntary basis. The FDA inspection report relating to the audit has not yet been issued. To date, our facilities have not been inspected by any other regulatory authorities. In November 2008, BSi, an independent global certification body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485:2003 in all material respects. We are scheduled to have a BSi audit in mid-March 2009 in order to complete the necessary quality system certification needed for achieving the CE marking required for class III devices, such as orthopedic implants. In connection with achieving CE marking, which is a legal requirement for medical devices intended for sale in Europe, we have also submitted design dossiers to BSi for the purpose of review and approval. We expect that BSi will continue to conduct annual audits to assess our compliance with BSi certification standards.

Intellectual Property

          We must develop, maintain and protect the proprietary aspects of our products and technologies to remain competitive in the marketplace. Our intellectual property portfolio includes rights to patents, patent applications and other intellectual property that we wholly own or license from others. We seek patent and other intellectual property protection in the U.S. and internationally for our products and technologies where available and when appropriate.

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

Wholly Owned Patent Applications

          As of March 1, 2009, we held 38 wholly owned pending U.S. patent applications. All of these patent applications are either used in our current products or relate to core technologies used in our products, such as CAS, robotics, haptics and implants. The first of our currently pending patent applications was filed in October 2003 and should expire in October 2023, exclusive of any statutory extensions or reductions. None of our patent applications has yet issued. As of March 1, 2009, we also held 49 foreign patent applications. We are also continuing to pursue additional U.S. and foreign patent applications on key inventions to enhance our intellectual property portfolio.

Patents and Patent Applications Licensed from Third Parties

          As of March 1, 2009, we had licensed rights to 115 U.S. and 48 foreign third-party granted patents, and we had licensed rights to 22 U.S. and 30 foreign third-party pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as CAS, robotics, haptics and implants. We also have rights to additional third-party patents and intellectual property that relate to our core technologies, but are not currently used in our products. Five of the licensed U.S. patents will expire by the end of 2009. Two of these U.S. patents are method patents related to CAS, and one of these U.S. patents relates to robotic technology. These three U.S. patents are considered material to our intellectual property portfolio because they potentially enable us to exclude others from practicing the claimed technology. The last licensed patent will expire in 2025.

License Arrangements with Z-Kat

          Our largest licensing arrangement is with Z-Kat, from whom we license or sublicense core technologies in CAS, haptics and robotics. In connection with our formation in November 2004, we were granted an exclusive, irrevocable, non-terminable license or sublicense to all intellectual property owned or licensed by Z-Kat in the field of medical orthopedic surgery to the extent Z-Kat’s licenses from third parties were exclusive. Our license from Z-Kat includes a limited license to Z-Kat’s CAS and haptic robotic intellectual property portfolio for exclusive use in the field of orthopedics, subject to a prior license to Biomet Manufacturing Corp. to use Z-Kat’s CAS intellectual property, but not its haptic robotic intellectual property, in the field of orthopedics. Because of the prior license to Biomet and pursuant to our license with Z-Kat, we cannot use the CAS intellectual property on a stand alone basis; we can only use the CAS intellectual property in combination with robotics technology. Z-Kat’s license also granted to us the sole right to prosecute and maintain all Z-Kat patents and patent applications that are licensed to us. In 2006, we obtained the right to take enforcement action against all third parties with respect to any intellectual property rights held by Z-Kat in the field of orthopedics. We have granted back to Z-Kat a fully paid, royalty-free, nonexclusive sublicense to our intellectual property portfolio in all fields other than orthopedic surgery. Through these and other arrangements, we have rights to Z-Kat’s wholly owned and third-party licensed intellectual property portfolio, which includes a wide suite of intellectual property in the areas of haptic robotics and patient specific visualization.

License Arrangements with Other Third Parties

          In September 2005, we entered into a license agreement with Integrated Surgical Systems, Inc. pursuant to which we obtained an exclusive, worldwide license to patented technology relating to bone registration and tracking for use in the field of human interactive robotics in orthopedics and a nonexclusive license in the field of orthopedics generally. We paid a one time licensing fee that provides a fully paid, worldwide license for the life of the licensed patents. We believe that the underlying intellectual property licensed from Integrated Surgical Systems, Inc. has since been acquired, subject to our license, by CUREXO Technology Corporation or an affiliate.

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

          In May 2006, we entered into a sublicense agreement with SensAble Technologies, Inc. The sublicense grants nonexclusive rights in the field of CAS to a patent directed to core haptic technology that SensAble licensed from MIT. The sublicense also included an option to license or sublicense five additional patents, which we exercised in May 2007. We paid a one time sublicensing fee (and a one time option fee) that provides a fully paid, worldwide license for the life of the licensed patents. A subsequent dispute concerning this sublicense is discussed in Item 3, Legal Proceedings, and in Part II, Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements, of this report.

Competition

          Our success depends on convincing hospitals, surgeons and patients to utilize our robotic arm technology to perform unicompartmental and bicompartmental resurfacing of the knee. We face competition from large, well-known companies, principally Zimmer Holdings, Inc., DePuy Orthopedics, Inc., a Johnson & Johnson company, Stryker Corporation, and Biomet, Inc., that dominate the market for orthopedic products. Each of these companies, as well as other companies like Smith & Nephew, Inc., which introduced the non-modular Journey Deuce Bi-Compartmental Knee System in July 2007, offers conventional instruments and implants for use in conventional total and partial knee replacement surgeries as well as unicompartmental resurfacings procedures, which may compete with our MAKOplasty solution and negatively impact sales of our robotic arm systems. A number of these and other companies also offer CAS systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. In addition, Biomet has a license from Z-Kat to intellectual property rights in computer assisted surgery, or CAS intellectual property, for use in the field of orthopedics. The license is non-exclusive with respect to use of CAS intellectual property in combination with robotics technology and exclusive with respect to all other uses within the field of orthopedics, which could enable them to compete with us.

          Currently, we are not aware of any well-known orthopedic companies that broadly offer robotics technology in combination with CAS. All of these companies, however, have the ability to acquire and develop robotics technology that may compete with our products. We are aware of certain early stage companies developing CAS and robotic applications in orthopedics and others commercializing customized implants and instruments for early and mid-stage arthroplasty solutions. For example, CUREXO Technology Corporation has engaged in marketing in the United States of its ROBODOC® Surgical System, which received 510(k) clearance from the FDA in August 2008 for total hip arthroplasty procedures.

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

          Even if our RIO system is commercially successful and becomes a market leader in the field of orthopedics with robotic arm technology, our implant products may face substantial competition from implants offered by the well-known companies currently in the market for orthopedic products. We have designed our products so that our robotic arm systems only work with our implant products. We also contractually require purchasers of our robotic arm systems to use only our implants in connection with MAKOplasty procedures. We cannot guarantee, however, that these measures will be effective or that our customers will agree to such contracts in the future. Accordingly, if use of the RIO system becomes more prevalent, competitors may attempt to market their implant products for use with the RIO system and compete directly with our implant products.

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

          Many of our competitors have significantly greater financial, human and other resources than we do, and have established relationships with healthcare professionals, customers and third-party payors. In addition, many of our competitors have established sales networks, greater resources for product development, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that we cannot provide. Our products could also be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors. These competitive factors may negatively affect our ability to convince individuals to utilize our robotic arm system and implant products and result in our inability to acquire technology, products and businesses from third parties to develop our current and planned versions of the RIO system and related products.

Regulatory Requirements of the U.S. Food and Drug Administration

          Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, or the FDCA, as implemented and enforced by the FDA. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that medical products we manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

FDA Premarket Clearance and Approval Requirements

          Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either premarket notification, or 510(k), clearance or approval of a premarket approval application, or

PMA, from the FDA. The FDA classifies medical devices into one of three classes. Class I devices, considered to have the lowest risk, are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device (Special Controls). Manufacturers of most class II and some class I devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in class III, requiring approval of a PMA.

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

          Medical devices can be marketed only for the indications for which they are cleared or approved. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to the RIO system and other products that we believe do not require new 510(k) clearances. We cannot assure you that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval.

          Certain of our currently marketed products, such as our TGS and the RIO system, are class II devices marketed pursuant to 510(k) clearances. In January 2008, we obtained 510(k) marketing clearance from the FDA for version 1.2 of our TGS. We originally submitted a Special 510(k) application in September 2007, which the FDA subsequently indicated was converted to a Traditional 510(k) application. On November 1, 2007, the FDA provided us with a letter requesting additional information in which the FDA, among other things, asked us to justify our proposed use of the terms “haptic” and “robot” in the labeling of version 1.2 of our TGS. Through subsequent correspondence and communications, the FDA indicated that we needed to use the term “tactile” in lieu of “haptic” and the term “robotic arm” in lieu of “robotic,” as appropriate, when these terms are used to market our products and in order to obtain timely clearance of our 510(k) submission. The FDA granted 510(k) clearance for version 1.2 of our TGS with those terms. See Item 1A, Risk Factors, “Risks Related to Our Business — We are currently required by the FDA to refrain from using certain terms to label and market our products, which could harm our ability to market and commercialize our current and future products.”

          Version 1.3 of our TGS did not require submission of a 510(k) application. We received 510(k) marketing clearance from the FDA for the RIO system in the fourth quarter of 2008.

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

Post-Market Studies

          To date, none of our submissions to the FDA has required the submission of clinical data and all of our studies to date have been post-market studies. We currently have 22 studies either recently completed or in progress. The studies, many of which are being conducted pursuant to IRB approval, range from cadaveric biomechanics studies to retrospective chart and radiographic reviews to prospective functional comparison studies to basic science histology studies. The results of these studies have been presented internationally as peer-

reviewed presentations at conferences in the United States and abroad, Two MAKOplasty surgical technique book chapters and eleven peer-reviewed manuscripts on the technology and early clinical results have been published to date.

Pervasive and Continuing Regulation

          After a device is placed on the market, numerous regulatory requirements continue to apply. In addition to the requirements below, the Medical Device Reporting, or MDR, regulations require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. MAKO has submitted sixteen MDRs to the FDA as of March 2, 2009. See Item 1A, Risk Factors, “Risks Related to Regulatory Compliance,” for further information regarding our reporting obligations under MDR regulations. Additional regulatory requirements include:

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

          We must also register with the FDA as a medical device manufacturer and must obtain all necessary state permits or licenses to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. We were audited by the FDA in January 2009 and have not yet received the inspection report from the FDA. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

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

Health Care Laws and Regulations

Third-Party Reimbursement

          In the U.S. and elsewhere, health care providers that perform surgical procedures using medical devices such as ours generally rely on third-party payors, including governmental payors such as Medicare and Medicaid and private payors, to cover and reimburse all or part of the cost of the products. Consequently, sales of medical devices are dependent in part on the availability of reimbursement to the customer from third-party payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. In general, third-party payors will provide coverage and reimbursement for medically reasonable and necessary procedures and tests that utilize medical devices and may provide separate payments for the implanted or disposable devices themselves. Most payors, however, will not pay separately for capital equipment, such as the TGS or RIO system. Instead, payment for the cost of using the capital equipment is considered to be covered as part of payments received for performing the procedure. In determining payment rates, third-party payors are increasingly scrutinizing the prices charged for medical products and services in comparison to other therapies. Our products, and the procedures in which our products are used, may not be reimbursed by these third-party payors at rates sufficient to allow us to sell our products on a competitive and profitable basis.

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

          Medicare coverage for procedures using our technology currently exists in the hospital inpatient setting, which falls under Part A of the Medicare program. Under Medicare Part A, Medicare reimburses acute care hospitals a flat prospectively determined payment amount for beneficiaries receiving covered inpatient services in an acute care hospital. This method of payment is known as the prospective payment system, or PPS. Under PPS, the prospective payment for a patient’s stay in an acute care hospital is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as diagnosis related groups, or DRGs. As of October 1, 2007, CMS implemented a revised version of the DRG system that uses 745 Medicare Severity DRGs, or MS-DRGs, instead of the approximately 540 DRGs Medicare previously used. The MS-DRGs are intended to account more accurately for the patient’s severity of illness when assigning each patient’s stay to a payment classification. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is classified, regardless of the actual cost to the hospital of furnishing the procedures, items and services that the patient’s condition requires. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the specific costs incurred in purchasing medical devices. Rather, reimbursement for these costs is deemed to be included within the MS-DRG based payments made to hospitals for the services furnished to Medicare eligible inpatients in which the devices are utilized. For cases involving unusually high costs, a hospital may receive additional “outlier” payments above the pre-determined amount. In addition, there is a mechanism by which new technology services can apply to Medicare for additional payments above the pre-determined amount, although such requests have not been granted frequently.

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

          In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services. The American Medical Association, or AMA, has developed a coding system known as the Current Procedural Terminology, or CPT, codes, which have been adopted by the Medicare program to describe and develop payment amounts for certain physician services. The Medicare physician fee schedule uses CPT codes (and other codes) as part of the determination of allowable payment amounts to physicians. In determining appropriate payment amounts for surgeons, CMS receives guidance from the AMA regarding the relative technical skill level, level of resources used, and complexity of a new surgical procedure. Generally, the FDA approval of a new product is necessary, but not necessarily sufficient, for the designation of a new procedure code for a new surgical procedure using that product. Codes are assigned by either the AMA (for CPT codes) or CMS (for Medicare specific codes) and new codes usually become effective on January 1st of each year. Physicians performing procedures using our technology submit bills under CPT code 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”). We anticipate that third-party payors will continue to reimburse physicians under this code for services performed in connection with MAKOplasty procedures.

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

          When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been prosecuted under the False Claims Act in connection with alleged off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices for our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws. We believe our current consulting agreements with physicians represent legitimate compensation for needed documented services actually furnished to us. However, engagement of physician consultants by orthopedic medical device manufacturers has recently been subject to heightened scrutiny, and has resulted in four of the major orthopedic medical device implant manufacturers entering deferred prosecution agreements with the federal government and agreeing to pay substantial amounts to the federal government in settlement of Anti-Kickback Statute allegations, and all such companies submitting to supervision by a court appointed monitor throughout the term of the 18 month agreements. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could have a material adverse effect on our financial performance.

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

HIPAA and Other Fraud and Privacy Regulations

          Among other things, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

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

Employees

          As of March 2, 2009, we had 193 employees, 55 of whom were engaged in sales and marketing, 60 in research and development, 34 in assembly, manufacturing and service, 21 in regulatory, clinical affairs and quality activities and 23 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

•	Beneficial ownership reports filed by officers, directors and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act; and

•	Corporate governance information that includes our

	o	Corporate Governance Guidelines

o	Audit Committee Charter

o	Compensation Committee Charter

o	Corporate Governance and Nominating Committee Charter

o	Code of Business Conduct and Ethics

o	Information on how to communicate directly with our board of directors

          We will also provide printed copies of any of these documents to any stockholder upon request. The contents of our Internet website are not intended to be incorporated by reference into this report or in any other report or document we file and any references to our website are intended to be inactive textual references only.

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

Risks Related to Our Business

Adverse changes in economic conditions and reduced spending on innovative medical technology may adversely impact our business.

          The purchase of a robotic arm system is discretionary and requires our customers to make significant initial commitments of capital and other resources. In addition, purchase of a robotic arm system requires a commitment to purchase exclusively from us other products and services, including our proprietary RESTORIS family of knee implant systems. Continuing weak economic conditions, or a reduction in healthcare technology spending even if economic conditions improve, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

Current credit and financial market conditions could delay, or prevent our customers from obtaining financing to purchase a robotic arm system, which would adversely affect our business, financial condition and results of operations.

          Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of the robotic arm system. These delays may in some instances lead to our customers postponing the shipment and installation of previously ordered systems, cancelling their system orders, postponing their system installation or cancelling their agreements with us. An increase in delays and order cancellations of this nature could adversely affect our product sales and revenues and, therefore, harm our business and results of operations.

Negative worldwide economic conditions and the long lead times required by certain suppliers could prevent us from accurately forecasting demand for our products, which could adversely affect our operating results.

          The current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to order and/or produce excess products that can increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a resulting material loss of revenue.

          In addition, certain of our suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby also making it difficult for us to accurately forecast demand for our products, exposing us to risks relating to shifts in consumer demand and trends and adversely affecting our operating results.

We may not have sufficient funding to complete the development and commercialization of our existing products and the weak worldwide economic conditions may hamper our efforts to raise additional capital to run our business.

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, commercialize the RIO system and the RESTORIS MCK multicompartmental knee implant system and continue to develop the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the current commercial launch of the RIO system and the RESTORIS MCK multicompartmental knee implant system. Given the current weak economic conditions, we may be unable to obtain additional financing. As a result, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could materially harm our business and results of operations.

          We believe our existing cash, cash equivalents and short-term investment balances, together with the net proceeds of an equity financing with initial gross proceeds of approximately $40.2 million, which we closed on October 31, 2008, and interest income we earn on these balances, if any, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. To the extent our available cash, cash equivalents and short-term investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. In connection with the October 2008 equity financing, we obtained a call right, subject to our satisfaction of certain business milestones, to an additional $20 million from certain investors in exchange for additional warrants to purchase shares of our common stock. There is no guarantee that we will satisfy the milestones or, if we do satisfy them and choose to exercise our call right with respect to the $20 million, the investors will be able to comply with their obligations. For more information regarding the equity financing, see Part II, Item 8, Financial Statements, Note 1 to the Financial Statements below. The sale of additional equity and debt securities may result in dilution to our current stockholders or may require us to grant a security interest in our assets. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all.

          If the commercial launch of the RIO system is unsuccessful or delayed, it could have a material adverse impact on our results of operations and financial position and we may be unable to recognize any revenue associated with sales of our TGS. No right of return exists on sales of prior versions of our TGS if we are unable to complete and deliver the RIO system as anticipated.

          Because of the numerous risks and uncertainties associated with the development of medical devices, such as future versions of the RIO system and the RESTORIS family of knee systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our products;

•	the rate of progress and cost of on-going development activities;

•	the success of our on-going research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any material transaction of this type.

Our reliance on third-party suppliers, including single source suppliers, for our implants and nearly all components of our robotic arm systems could harm our ability to meet demand for our products in a timely and cost effective manner.

          We rely on third-party suppliers to manufacture and supply our implants and nearly all components used in our robotic arm systems, other than software. We currently rely on a number of single source suppliers, such as The Anspach Effort, Inc., for our bone cutting instrument, Northern Digital Inc., or NDI, for the stereo tracking camera used in MAKOplasty and Millstone Medical Outsourcing, LLC, for sterile packaging of our RESTORIS family of knee implant systems. We currently do not have long-term contracts with any of our suppliers, although we intend to enter into long-term contractual arrangements with certain of our suppliers on which our business is dependent, such as Anspach, NDI and Millstone, until such time as we can identify additional or alternative suppliers for these products and services. As a result, our suppliers generally are not required to provide us with any guaranteed minimum production levels, and we cannot assure you that we will be able to obtain sufficient quantities of key components in the future. In addition, our reliance on third-party suppliers involves a number of risks, including, among other things:

•

Our suppliers may encounter financial hardships as a result of unfavorable economic and market conditions unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

•

Suppliers may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in supplying of our products to our customers;

•	Newly identified suppliers may not qualify under the stringent regulatory standards to which our business is subject;

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

          If any of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products. If we are unable to satisfy commercial demand for the RIO system or the RESTORIS family of knee systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new or alternative components through a replacement supplier. Securing a replacement supplier could be difficult, especially for complex components such as motors, encoders, brakes and certain robotic arm system components that are manufactured in accordance with our custom specifications. The introduction of new or alternative components may require design changes to our system that are subject to FDA and other regulatory clearances or approvals. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products, suffer damage to our reputation and experience an adverse effect on our business and financial results.

We are an early-stage medical device company with a limited operating history and our business may not become profitable.

          We are an early-stage medical device company with a limited operating history. Our only current or planned products with 510(k) marketing clearance from the FDA are versions 1.0, 1.2 and 1.3 of our Tactile Guidance System, or TGS, the first version of our RIO Robotic Arm Interactive Orthopedic system, or RIO system, and inlay and onlay implant systems for use in unicompartmental and bicompartmental knee resurfacing procedures. The future success of our business depends on our ability to continue to develop and obtain regulatory clearances or approvals for innovative and commercially successful products in our field, which we may be unable to do in a timely manner, or at all. Our success and ability to generate revenue or be profitable also depends on our ability to establish our sales and marketing force, generate product sales and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of any significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for at least the next two or three years.

          We have sustained net losses in every fiscal year since our inception in 2004, including a net loss attributable to common stockholders of $37.6 million for the year ended December 31, 2008. As of December 31, 2008, we had total stockholders’ equity of $66.5 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory burdens associated with operating as a public company. We are required to defer revenue associated with the sale of a TGS unit until we have fulfilled our contractual obligation to deliver the RIO system to the customer. Therefore, we are not able to recognize any of our deferred revenue until we have satisfied all obligations for delivery of product upgrades. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

We rely heavily on intellectual property that we license from others, and if we are unable to maintain these licenses or obtain additional licenses that we may need, our ability to compete will be harmed.

          We rely heavily on intellectual property that we license or sublicense from others, including patented technology that is integral to our RIO system and RESTORIS family of knee systems. As of March 1, 2009, we had licensed rights to 115 U.S. and 48 foreign third-party granted patents, and we had licensed rights to 22 U.S. and 30 foreign third-party pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as computer assisted surgery, or CAS, robotics, haptics and implants. Five of the licensed U.S. patents will expire by the end of 2009. Two of these U.S. patents are computer assisted surgery, or CAS, patents, and one of these U.S. patents relates to robotic technology. These three U.S. patents are considered material to our intellectual property portfolio because they potentially enable us to exclude others from practicing the claimed technology. Our portfolio also includes 38 wholly owned pending U.S. patent applications, 49 pending foreign applications and other intellectual property that is wholly owned by us. We are particularly dependent on our licensing arrangements with Z-Kat, Inc., or Z-Kat, from whom we license or sublicense, among other things, core technologies in CAS, and haptics and robotics. Third parties may terminate a license in the event that we fail to make required payments or for other causes. In the event a third party terminates a license agreement, we cannot assure you that we could acquire another license to adequately replace the product, technology or method covered by the terminated license. If we fail to maintain our current licenses, our ability to compete in the knee implant market will be harmed.

          In addition, as we enhance our current product offerings and develop new ones, including the RIO system and the RESTORIS family of knee implant systems, we may find it advisable or necessary to seek additional licenses from third parties who hold patents covering technology or methods used in these products. If we cannot obtain these additional licenses, we could be forced to design around those patents at additional cost or abandon the product altogether. As a result, our ability to grow our business and compete in the knee implant market may be harmed.

We are currently required by the FDA to refrain from using certain terms to label and market our products, which could harm our ability to market and commercialize our current or future products.

          On September 28, 2007, we submitted a Special 510(k) application to the FDA for version 1.2 of our TGS which the FDA converted to a Traditional 510(k) application. On November 1, 2007, the FDA provided us with a letter requesting additional information in which the FDA, among other things, asked us to justify our proposed use of the terms “haptic” and “robot” in the labeling of version 1.2 of our TGS. Through subsequent correspondence and communications, the FDA indicated that we needed to use the term “tactile” in lieu of “haptic” and the term “robotic arm” in lieu of “robotic,” as appropriate, when these terms are used to market our products. The FDA granted 510(k) clearance in January 2008 for version 1.2 of our TGS with those terms. Because the FDA currently requires us to use the terms “tactile” or “robotic arm,” we revised the promotional and labeling materials for our existing products, including the RIO system, for which we received 510(k) clearance from the FDA in the fourth quarter of 2008, and may need to consider the use of modified language for our future products. As a result, our ability to market and commercialize our products and our growth may be harmed.

Modifications to our currently FDA cleared products or the introduction of new products may require new regulatory clearances or approvals or require us to recall or cease marketing our current products until clearances or approvals are obtained.

          In November 2005, we obtained 510(k) marketing clearance from the FDA for version 1.0 of our TGS for use with our FDA cleared tibial knee inlay implant system. We were not required to obtain premarket approval, or PMA. We were also not required to conduct any clinical trials in support of our application for 510(k) marketing clearance. Modifications to our products, however, may require new regulatory approvals or clearances or require us to recall or cease marketing the modified products until these clearances or approvals are obtained. Any modification to one of our 510(k) cleared products that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) clearance and may even, in some circumstances, require the submission of a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. Since obtaining 510(k) marketing clearance for version 1.0 of our TGS, we developed and commercially introduced several upgrades to our TGS that we believe did not require additional clearances or approvals. Our Special 510(k) application for version 1.2, which the FDA converted to a Traditional 510(k) application and cleared in January 2008, incorporated these upgrades. Since this 510(k) marketing clearance, we have made additional upgrades to the system (namely, version 1.3) that we believe were cleared under our most recent 510(k) clearance and therefore did not require additional filings for clearance or approval. In the fourth quarter of 2008 we received 510(k) marketing clearance from the FDA for the RIO system and for the RESTORIS MCK multicompartmental knee implant system, which the RIO system is designed to support. We may continue to make additional modifications in the future to the RIO system without seeking additional clearances or approvals if we believe such clearances or approvals are not necessary. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and stop marketing our products as modified, which could cause us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. Any of these actions would harm our operating results.

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

          We expect to derive most of our revenue from capital sales of our RIO system, recurring sales of implants and disposable products required for each knee MAKOplasty procedure, and service plans that are sold with the RIO system. Currently, the only line of products that has been commercially introduced or received 510(k) marketing clearance is versions 1.0 and 1.2 of our TGS, the off-the-shelf inlay and onlay knee implant systems for use in unicompartmental knee resurfacing procedures, the RIO system and our RESTORIS family of knee implant systems. Our future growth and success is dependent on the successful commercialization of the RIO system and the RESTORIS family of knee implant systems. If we are unable to achieve commercial acceptance of MAKOplasty for bicompartmental knee resurfacing procedures or obtain regulatory clearances or approvals for future products, our revenue would be adversely affected and we would not become profitable.

If our knee MAKOplasty solution does not gain market acceptance, we will not be able to generate the revenue necessary to develop a sustainable, profitable business.

          Achieving patient, surgeon and hospital acceptance of MAKOplasty as the preferred method of treating early to mid-stage osteoarthritis of the knee is crucial to our success. We believe MAKOplasty represents a fundamentally new way of performing arthroplasty of the knee, employing computer assisted robotic arm technology and a patient specific visualization system to resurface only the diseased areas of the knee joint. The orthopedic market has been traditionally slow to adopt new products and treatment practices. We believe that if surgeons and hospitals do not broadly adopt the concept of computer assisted robotics enabled technology and do not perceive such technology as having significant advantages over conventional arthroplasty procedures, patients will be less likely to accept or be offered knee MAKOplasty and we will fail to meet our business objectives. Surgeons’ and hospitals’ perceptions of such technology having significant advantages are likely to be based on a determination that, among other factors, our products are safe, cost-effective and represent acceptable methods of treatment. Even if we can prove the clinical value of MAKOplasty through clinical use, surgeons may elect not to use our products for any number of other reasons. For example, surgeons may continue to recommend total knee replacement surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products. Hospitals may not accept MAKOplasty because the RIO system is a piece of capital equipment, representing a significant portion of a hospital’s budget. The RIO system may not be cost-efficient if hospitals are not able to perform a significant volume of knee MAKOplasty procedures. If MAKOplasty fails to achieve market acceptance for any of these or other reasons, we will not be able to generate the revenue necessary to develop a sustainable, profitable business.

We have only limited clinical data to support the value of knee MAKOplasty, which may make patients, surgeons and hospitals reluctant to purchase our products.

          We believe that patients, surgeons and hospitals will only accept MAKOplasty or purchase our products if they believe that MAKOplasty is a safe and effective procedure with advantages over competing products and conventional knee arthroplasty procedures. To date, we have collected only limited, short-term clinical data with which to assess MAKOplasty’s clinical value. As of March 2, 2009, 959 MAKOplasty procedures had been performed since commercial introduction in 2006. As of March 2, 2009, pursuant to the FDA guidelines on medical device reporting, or MDRs, we have filed sixteen incident reports with the FDA. See “Risks Related to Regulatory Compliance.” We have not collected, and are not aware that others have collected, any long-term clinical data regarding the clinical value of knee MAKOplasty. The results of short-term studies, such as our post-market studies, do not necessarily predict long-term clinical results. If longer-term or more extensive clinical studies that may be performed by us or others indicate that MAKOplasty is a less safe or less effective procedure than our current data suggest, patients may choose not to undergo, and surgeons may choose not to perform, knee MAKOplasty. Furthermore, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. The FDA could also rescind our marketing clearances if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects. See “Risks Related to Regulatory Compliance.” Surgeons may be slow to adopt our products if they perceive liability risks arising from the use of these new products. As a result, patients, surgeons and hospitals may not accept knee MAKOplasty or our products and we may fail to become profitable and may be subject to significant legal liability.

We have limited sales and marketing experience and capabilities, which could impair our ability to achieve profitability.

          We have limited experience as a company in the sales and marketing of our products. We may not be successful in marketing and selling our products in the U.S. through our direct sales force with assistance from independent orthopedic product agents and distributors. Our sales and marketing organization is supported by clinical and technical representatives who provide training, clinical and technical support and other services to our customers before and during the surgery. To reach our revenue targets, we need to expand and strengthen our U.S. direct sales force. Developing a sales and marketing organization is expensive and time consuming and an inability to develop such an organization in a timely manner could delay the successful adoption of our products. Additionally, any sales and marketing organization that we develop may be competing against the experienced and well funded sales and marketing organizations of some of our competitors. We will face significant challenges and risks in developing our sales and marketing organization, including, among others:

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

          We believe that to sell and market our products effectively, we must establish relationships with key surgeons and hospitals in the field of orthopedic knee surgery. Many of these key surgeons and hospitals already have long-standing relationships with large, better known companies that dominate the medical devices industry through collaborative research programs and other relationships. Because of these existing relationships, some of which may be contractually enforced, surgeons and hospitals may be reluctant to adopt knee MAKOplasty, particularly if MAKOplasty competes with or has the potential to compete with products supported through their own collaborative research program or by these existing relationships. Even if these surgeons and hospitals purchase our RIO system, they may be unwilling to enter into collaborative relationships with us to promote joint marketing programs such as the MAKOplasty Center of Excellence or to provide us with clinical and financial data.

          In addition to our direct sales force, we work with distributors that primarily generate sales leads for us. If these distributors believe that their relationship with us is less beneficial than other relationships they may have with more established or well known medical device companies, they may be unwilling to continue their relationships with us, making it more difficult for us to sell and market our products effectively.

Because the markets for our products are highly competitive, customers may choose to purchase our competitors’ products, resulting in reduced revenue and harm to our financial results.

          MAKOplasty requires the use of new robotics technology, and we face competition from large, well known companies, principally Zimmer Holdings, Inc., DePuy Orthopedics, Inc., a Johnson & Johnson company, Stryker Corporation, and Biomet, Inc., that dominate the market for orthopedic products. Each of these companies, as well as other companies like Smith & Nephew, Inc., which introduced the Journey Deuce Bi-Compartmental Knee System in July 2007, offers conventional instruments and implants for use in conventional total and partial knee replacement surgeries as well as unicompartmental resurfacing procedures, which may compete with our MAKOplasty solution and negatively impact sales of our robotic arm technology. A number of these and other companies also offer computer assisted surgery, or CAS, systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. In addition, Biomet has a license from Z-Kat to intellectual property rights in computer assisted surgery, or CAS intellectual property, for use in the field of orthopedics. The license is non-exclusive with respect to use of CAS intellectual property in combination with robotics technology and exclusive with respect to all other uses within the field of orthopedics, which could enable them to compete with us.

          Currently, we are not aware of any well known orthopedic company that broadly offers robotics technology in combination with CAS. All of these companies, however, have the ability to acquire and develop robotics technology that may compete with our products. We are aware of certain early stage companies developing CAS and robotic applications in orthopedics and others commercializing customized implants and instruments for early and mid-stage arthroplasty solutions. For example, CUREXO Technology Corporation has engaged in marketing in the United States of its ROBODOC® Surgical System, which received 510(k) clearance from the FDA in August 2008 for total hip arthroplasty procedures.

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

          Moreover, our competitors in the medical device industry make significant investments in research and development, and innovation is rapid and continuous. If new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, they could render our products obsolete or unmarketable. Because our products can have long development and regulatory clearance or approval cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. In addition, we face increasing competition from well financed orthopedic companies in our attempts to acquire such new technologies, products and businesses. As a result, we cannot be certain that surgeons will use our products to replace or supplement established surgical procedures or that our products will be competitive with current or future products and technologies resulting in reduced revenue and harm to our financial results.

If we do not timely achieve our development goals for new products, the commercialization of these products will be delayed and our business and financial results may be adversely affected.

          The success of our business is dependent on our ability to develop new products, to introduce enhancements to our existing products and to develop these new products and enhancements within targeted time frames and budgets. The actual timing of these product releases can vary dramatically compared to our estimates for reasons that may or may not be within our control, including clearance or approval by the FDA to market future products. Customers may forego purchases of our existing products and purchase our competitors’ products as a result of delays in the introduction of our new products and enhancements or failure by us to offer innovative products or enhancements at competitive prices and in a timely manner. Announcements of new products by us or by competitors may also result in a delay in or cancellation of purchasing decisions in anticipation of such new products. Any such losses of new customers would harm our business and financial results. In addition, until we deliver the RIO system to the customer, we are required to defer all revenue associated with the sale of the TGS. Any delay in or failure to deliver the RIO system to our existing customers could result in the loss of such accounts and a delay or inability to recognize revenue associated with the initial sale of the TGS to the customer.

We have limited experience in assembling and testing our products and may encounter problems or delays in the assembly of our products or fail to meet certain regulatory requirements that could result in a material adverse effect on our business and financial results.

          We have limited experience in assembling and testing our products, including the RIO system, and no experience in doing so on a large commercial scale. The current and intended future versions of our robotic arm systems are complex and require the integration of a number of separate components and processes. To become profitable, we must assemble and test the RIO system in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to assemble and test our products on a commercial scale will require us to improve internal efficiencies. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:

•	managing production yields;

•	maintaining quality control and assurance;

•	providing component and service availability;

•	maintaining adequate control policies and procedures;

•	hiring and retaining qualified personnel; and

•	complying with state, federal and foreign regulations.

          If we are unable to satisfy commercial demand for our RIO system due to our inability to assemble and test the system, our business and financial results, including our ability to generate revenue, would be impaired, market acceptance of our products could be materially adversely affected and customers may instead purchase or use, our competitors’ products.

Any failure in our efforts to train surgeons or hospital staff could result in lower than expected product sales and potential liabilities.

          A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons and hospital staff to properly use the knee MAKOplasty system. We rely on surgeons and hospital staff to devote adequate time to learn to use our products. Convincing surgeons and hospital staff to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot assure you we will be successful in these efforts. If surgeons or hospital staff are not properly trained, they may misuse or ineffectively use our products. If nurses or other members of the hospital staff are not adequately trained to assist in using our robotic arm systems, surgeons may be unable to use our products. Insufficient training may result in reduced system use, unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

We will likely continue to experience extended and variable sales cycles, which together with the unit price of the RIO system, could cause significant variability in our results of operations for any given quarter.

          Our robotic arm system has a lengthy sales cycle because it involves a major piece of capital equipment, the purchase of which will generally require the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. As a result, a relatively small number of units are installed each quarter. Based on our limited experience, we estimate that the sales cycle of the RIO system will continue to take between seven and eighteen months from the point of initial identification and contact with a qualified surgeon until closing of the purchase with the hospital. Certain sales of RIO systems may also be subject to a customer acceptance period, during which the customer may return the RIO system to us subject to a penalty. Although we believe that training can be accomplished in a relatively short period of time, there may be situations where training of physicians and staff may last an additional month or more after installation. In addition, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the capital products. Because of the lengthy sales cycle, the unit price of the RIO system and the relatively small number of systems installed each quarter, each installation of a RIO system can represent a significant component of our revenue for a particular quarter, particularly in the near term and during any other periods in which our sales volume is relatively low.

          Certain factors that may contribute to variability in our operating results may include:

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

If we receive a significant number of warranty claims or our robotic arm system units require significant amounts of service after sale, our costs will increase and our business and financial results will be adversely affected.

          We currently warrant each robotic arm system against defects in materials and workmanship for a period of approximately 12 months from the installation of the initial system at a customer’s facility. We also provide technical and other services to customers beyond the warranty period pursuant to a supplemental service plan sold with each system. We have a limited history of commercial placements from which to judge our rate of warranty claims. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional expenditures for parts and service. In addition, our reputation could be damaged and our products may not achieve market acceptance. While we have established accruals for liability associated with product warranties, unforeseen warranty exposure in excess of those accruals could negatively impact our business and financial results.

We could become subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention and harm our business.

          Our business exposes us to potential liability risks, product actions and other field or regulatory actions that are inherent in the manufacturing, marketing and sale of medical device products. We may be held liable if our TGS or the RIO system or implants cause injury or death or is found otherwise unsuitable or defective during usage. These robotic arm systems incorporate mechanical, electrical and optical parts, complex computer software and other sophisticated components, any of which can contain errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced. In addition, new products or enhancements to our existing products may contain undetected errors or performance problems that, despite testing, are discovered only after installation.

          We may, from time to time, elect to initiate a product action concerning one or more of our products for the purpose of improving device performance. If any of our products are defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may voluntarily or involuntarily undertake a product action to remove, repair, or replace the product at our expense and, in some circumstances, to notify regulatory authorities of such product action pursuant to a product recall. As of March 2, 2009, we initiated five voluntary product actions, one of which was a product recall reportable to the FDA pursuant to the correction / removal guidelines. We are required to submit an MDR report to the FDA for any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. As of March 2, 2009, pursuant to the FDA guidelines on MDRs, we filed sixteen incident reports with the FDA.

          In the future, we may experience additional events that may require reporting to the FDA pursuant to the MDR regulations. See “Risks Related to Regulatory Compliance.” A required notification to a regulatory authority could result in an investigation by regulatory authorities of our products, which could in turn result in product actions, restrictions on the sale of the products, civil or criminal penalties and other field corrective action. In addition, because our products are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. The adverse publicity resulting from any of these events could cause surgeons or hospitals to review and potentially terminate their relationships with us. Regulatory investigations or product actions could also result in our incurring substantial costs, losing revenue, and implementing a change in the design, manufacturing process or the indications for which our products may be used, each of which would harm our business.

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

•	decreased demand for our products;

•	injury to our reputation;

•	diversion of management’s attention;

•	significant costs of related litigation;

•	payment of substantial monetary awards by us;

•	product actions;

•	a change in the design, manufacturing process or the indications for which our products may be used;

•	loss of revenue; and

•	an inability to commercialize our products under development.

If hospitals, surgeons and other healthcare providers are unable to obtain coverage or reimbursement from third-party payors for MAKOplasty procedures, hospitals may not purchase the RIO system and surgeons may not perform knee MAKOplasty, which would harm our business and financial results.

          Our ability to successfully commercialize MAKOplasty depends significantly on the availability of coverage and reimbursement from third-party payors, including governmental programs such as Medicare and Medicaid as well as private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new capital equipment such as our technology. Although our customers have been successful in obtaining coverage and reimbursement, we cannot assure you that procedures using our technology will be covered or reimbursed by third-party payors in the future or that such reimbursements will not be reduced to the extent that they will adversely affect capital allocations for purchase of our robotic arm systems.

          We anticipate that in the U.S. our products will be purchased primarily by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans for procedures using our technology. Ensuring adequate Medicare reimbursement can be a lengthy and expensive endeavor and we cannot provide assurance that we will be successful. In addition, the U.S. Congress may pass laws that impact coverage and reimbursement for healthcare services, including Medicare reimbursement to physicians and hospitals. Many private payors look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts. If the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare program, or Medicare contractors limit payments to hospitals or surgeons for knee MAKOplasty procedures, private payors may similarly limit payments. In addition, state legislatures may enact laws limiting or otherwise affecting the level of Medicaid reimbursements. As a result, hospitals may not purchase the RIO system and surgeons may choose not to perform knee MAKOplasty, and, as a result, our business and financial results would be adversely affected.

          Medicare pays acute care hospitals a prospectively determined amount for inpatient operating costs under the Medicare hospital inpatient prospective payment system, or PPS. Under the Medicare hospital inpatient PPS, the prospective payment for a patient’s stay in an acute care hospital is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as diagnosis related groups, or DRGs. As of October 1, 2007, CMS, implemented a revised version of the DRG system that uses 745 Medicare Severity DRGs, or MS-DRGs, instead of the approximately 540 DRGs Medicare previously used. The MS-DRGs are intended to account more accurately for the patient’s severity of illness when assigning each patient’s stay to a payment classification. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is assigned, regardless of the actual cost to the hospital of furnishing the procedures, items and services provided. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the specific costs incurred in purchasing medical devices. Rather, reimbursement for these costs is deemed to be included within the MS-DRG based payments made to hospitals for the services furnished to Medicare eligible inpatients in which the devices are utilized. Accordingly, a hospital must absorb the cost of our products as part of the payment it receives for the procedure in which the device is used. In addition, physicians that perform procedures in hospitals are paid a set amount by Medicare for performing such services under the Medicare physician fee schedule. Medicare payment rates for both systems are established annually.

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

          Notwithstanding current or future FDA clearances, if granted, third-party payors may deny reimbursement if the payor determines that a therapeutic medical device is unnecessary, inappropriate, not cost-effective or experimental, or is used for a non-approved indication. Although we are not aware of any potential customer that has declined to purchase our robotic arm system based upon third-party payors’ reimbursement policies, cost control measures adopted by third-party payors may have a significant effect on surgeries performed using MAKOplasty or as to the levels of reimbursement. All third-party payors, whether governmental or private, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost control methods include prospective payment systems, capitated rates, benefit redesigns, pre-authorization or second opinion requirements prior to major surgery, an emphasis on wellness and healthier lifestyle interventions and an exploration of other cost-effective methods of delivering healthcare. These cost control methods also potentially limit the amount which healthcare providers may be willing to pay for medical technology which could, as a result, adversely affect our business and financial results. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage and reimbursement for medical technology can differ significantly from payor to payor.

          There also can be no assurance that current levels of reimbursement will not be decreased or eliminated in the future, or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our products or our ability to sell products on a profitable basis. Our customers are currently using existing reimbursement codes for knee arthroplasty. Knee arthroplasty performed in the hospital inpatient setting is currently assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Major Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication of Comorbidity”), and surgeons currently bill Current Procedural Terminology, or CPT, code 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”) for services performed in connection with procedures using our technology. Our customers also have available CPT codes 27446 and 73700 (“CT lower extremity without contrast”) for out-patient procedures and procedures performed in an ambulatory surgery center. If unicompartmental and bicompartmental knee resurfacing procedures gain market acceptance and the number of such procedures increases, CMS and other payors may establish billing codes for unicompartmental and bicompartmental knee resurfacing procedures that provide for a smaller reimbursement amount than knee arthroplasty, which could adversely affect our financial results and business.

          In international markets, market acceptance of our products will likely depend in large part on the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and by region in some countries, and include both government sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. In addition, even if we do obtain international reimbursement approvals, the level of reimbursement may not be enough to commercially justify expansion of our business into the approving jurisdiction. To the extent we or our customers are unable to obtain coverage or reimbursement for procedures using our technology in major international markets in which we seek to market and sell our technology, our international revenue growth would be harmed, and our business and results of operations would be adversely affected.

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

          We are highly dependent on members of our senior management, in particular Maurice R. Ferré, M.D., our President, Chief Executive Officer and Chairman of the Board. Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing. Competition for qualified personnel in the medical device industry is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel.

          We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel other than Dr. Ferré. Although we have obtained key man insurance covering Dr. Ferré in the amount of $2,000,000, this would not fully compensate us for the loss of Dr. Ferré’s services. Dr Ferré may terminate his employment at will at any time with 30 days notice. Each of our other officers and key employees may terminate his or her employment at will at any time with 60 days’ notice. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could harm our business.

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

If we are successful in our efforts to market and sell knee MAKOplasty internationally, we will be subject to various risks relating to our international activities, which could adversely affect our business and financial results.

          We have begun to pursue international markets for the sale of our products and we anticipate being exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing economic conditions in foreign countries. In addition, because international sales would most likely be denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	approval of product submissions with healthcare systems outside the United States;

•	gathering the clinical data that may be required for product submissions with healthcare systems outside the United States;

•	export restrictions and controls and other government regulation relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressures that we may experience internationally;

•	compliance with existing and changing foreign regulatory laws and requirements;

•	foreign laws and business practices favoring local companies;

•	longer payment cycles;

•	shipping delays;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

          Our exposure to each of these risks may increase our costs, impair our ability to market and sell our products and require significant management attention, resulting in harm to our business and financial results.

Our operations are currently conducted primarily at a single location in Florida, which may be at risk from hurricanes, storm, fire, terrorist attacks or other disasters.

          We currently conduct all of our management activities, most of our research and development activities and assemble all of our products at a single location in Fort Lauderdale, Florida. We have taken various precautions to safeguard our facilities, such as obtaining insurance, establishing health and safety protocols and securing off-site storage of computer data. However, a casualty due to a hurricane, storm or other natural disasters, a fire, terrorist attack, or other unanticipated problems at this location could cause substantial delays in our operations, delay or prevent assembly of our RIO systems and shipment of our implants, damage or destroy our equipment and inventory, and cause us to incur substantial expenses. Our insurance does not cover losses caused by certain events such as floods or other activities and may not be adequate to cover our losses in any particular case. Any damage, loss or delay could seriously harm our business and have an adverse affect on our financial results.

Certain of our directors, executive officers and key employees have an interest in Z-Kat that could pose potential conflicts of interest, which could harm our business.

          We believe that certain of our directors, executive officers and key employees hold equity interests in Z-Kat, Inc., or Z-Kat. We are dependent on intellectual property that we license or sublicense from Z-Kat and have entered into various licensing and related arrangements with Z-Kat. Each of these individuals may face potential conflicts of interest regarding these licensing transactions as a result of their interests in Z-Kat. Dr. Ferré may face additional conflicts of interest regarding these licensing and related arrangements if he serves on the board of directors of Z-Kat. To address these potential conflicts of interest, we have adopted a Related Person Transaction Policy. In addition, the audit committee of our board of directors, under the terms of its charter, must review and approve all related person transactions. We cannot, however, assure you that any conflicts will be resolved in our favor, and as a result, our business could be harmed.

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

          As of March 1, 2009, our portfolio included 38 wholly owned pending U.S. patent applications, 49 pending foreign applications and other intellectual property that is wholly owned by us. As of March 1, 2009, we had licensed rights to 115 U.S. and 48 foreign third-party granted patents, and we had licensed rights to 22 U.S. and 30 foreign third-party pending patent applications. U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination and opposition proceedings may be costly and time consuming, and we, or the third parties from whom we license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our ability to develop additional patentable technology is also uncertain.

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

          Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business. We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. As a result, third parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

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

          Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third-party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other third parties, including third parties from whom we license intellectual property, may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for CAS and robotics assisted knee implant systems grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we or third parties, such as Z-Kat from whom we license intellectual property, may determine that it is in our best interests or their best interests to voluntarily challenge a third party’s products or patents in litigation or other proceedings, including patent interferences or reexaminations. Pursuant to our licensing arrangement with Z-Kat, we have the right to prosecute, control and maintain all Z-Kat patents and intellectual property rights that are licensed to us within the field of orthopedic surgery. Z-Kat retains the right to prosecute, control and maintain its patent and intellectual property rights outside the field of orthopedic surgery, subject to certain conditions. For example, Z-Kat must notify us prior to taking any action to enforce their patent or intellectual property rights. To help ensure that Z-Kat has the resources necessary for proper prosecution and defense of any litigation arising from such enforcement action, our agreement with Z-Kat also requires that it enter into an engagement letter with competent counsel and deposit funds into an escrow account, for use by us to take over the litigation or action in the event Z-Kat is unable or unwilling to conduct proper prosecution and defense of such litigation or action. Despite these arrangements, we may have no control over Z-Kat’s decisions regarding enforcement actions outside the field of orthopedic surgery. As a result, we may become involved in unwanted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

          On November 26, 2007, we received a letter from counsel to SensAble Technologies, Inc. alleging that we infringed certain of its patents and breached a confidentiality provision in the Sublicense Agreement, dated May 24, 2006, pursuant to which we license certain patents from SensAble. In the letter, SensAble alleged, among other things, that we exceeded the scope of our licensed field of computer assisted surgery by using the technology for, among other things, pre-operative planning and post-operative follow-up. SensAble also alleged that we infringed one or more claims in five U.S. patents that are not among the patents licensed to us pursuant to the Sublicense Agreement. Although SensAble has not commenced any legal action against us as of the date of this report, it may do so in the future and at this time we cannot determine the ultimate outcome of any such legal action. Any such legal action could result in our inability to manufacture and commercialize our robotic arm systems, as currently sold, which could have a material adverse effect on our company. See also Item 3, Legal Proceedings, and Part II, Item 8, Financial Statements, Note 7 to the Financial Statements.

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

          We cannot be certain that we will successfully defend against allegations of infringement of third-party patents and intellectual property rights. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to pay damages. We could also be prevented from selling our products unless we could obtain a license to use technology or processes covered by such patents or were able to redesign the product to avoid infringement. A license may not be available at all or on commercially reasonable terms or we may not be able to redesign our products to avoid infringement. Modification of our products or development of new products could require us to conduct clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time consuming and expensive. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed and our stock price may decline. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

          The FDA, state, foreign and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in governmental agencies or a court taking action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusing to provide Certificates for Foreign Government (CFG);

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

Failure to obtain regulatory approval in additional foreign jurisdictions will prevent us from expanding the commercialization of our products abroad.

          To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

          As we modify existing products or develop new products in the future, including new instruments, we apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain those CE mark permissions. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union or other areas of the world that require CE approval of medical devices.

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

          We and some of our third-party manufacturers and suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products overseas. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. In January 2009, the FDA conducted its first audit of our facility, during which we received certain inspectional observations. We are addressing the observations and intend to submit responses to them to the FDA on a voluntary basis. The FDA inspection report relating to the audit has not yet been issued. To date, our facilities have not been inspected by any other regulatory authorities. In November 2008, BSi, an independent global certification body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485:2003 in all material respects. We are scheduled to have a BSi audit in mid-March 2009 in order to complete the necessary quality system certification needed for achieving the CE marking required for class III devices, such as orthopedic implants. In connection with achieving CE marking, which is a legal requirement for medical devices intended for sale in Europe, we have also submitted design dossiers to BSi for the purpose of review and approval. BSi will continue to conduct annual audits to assess our compliance with BSi certification standards. We anticipate that we and certain of our third-party manufacturers and suppliers will be subject to inspections by regulatory authorities in the future. If our facilities or those of our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusing to provide Certificates for Foreign Government (CFG)

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

          Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Our products may in the future be subject to product actions that could harm our reputation, business operations and financial results.

          Manufacturers may, on their own initiative, initiate a product action, including a non-reportable market withdrawal or a reportable product recall, for the purpose of correcting a material deficiency, improving device performance, or other reasons. Additionally, the FDA and similar foreign governmental authorities have the authority to require an involuntary recall of commercialized products in the event of material deficiencies or defects in design, or manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Product actions involving any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. As of March 2, 2009, we initiated five product actions, one of which was reportable to the FDA pursuant to the correction / removal guidelines. The reportable recall was associated with two tracking array instruments for the patient specific visualization of the TGS and was communicated to the FDA in May 2008. We internally closed the action in October 2008 and requested that the FDA do the same. Pursuant to an FDA facility audit in January 2009, we reopened the recall to include subsequent activities and internally reclosed the recall in January 2009, again requesting that the FDA do the same. The recall was posted by the FDA on its website in February 2009.

          Companies are required to maintain certain records of product actions, even if they are not reportable to the FDA. If we determine that certain of those product actions do not require notification of the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action, including any of the following sanctions for failing to report the recalls when they were conducted:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusing to provide Certificates for Foreign Government (CFG);

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

          Under the FDA MDR regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. As of March 2, 2009, pursuant to the FDA guidelines on MDRs, we filed sixteen incident reports with the FDA. In the future, we may experience additional events that may require reporting to the FDA pursuant to the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as product actions or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. As of March 2, 2009, we initiated five product actions, one of which was reportable to the FDA pursuant to the correction / removal guidelines. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in an enforcement action against us.

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

          The orthopedic medical device industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, specifically including arrangements with physician consultants. We have arrangements with surgeons, hospitals and other entities which may be subject to scrutiny. For example, we have consulting agreements with orthopedic surgeons using or considering the use of our present and future robotic arm systems and MAKOplasty implants and disposable products, for assistance in product development, and professional training and education, among other things. Payment for these consulting services has been or may be in the future in the form of stock options or royalties rather than per hour or per diem amounts that would require verification of time worked, or could also take the form of part time employment. In addition, we sometimes allow hospitals a period of evaluation of our products at no charge. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the surgeons or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Risks Related to Ownership of our Common Stock

We expect that the price of our common stock will fluctuate substantially, which could lead to losses for stockholders, possibly resulting in class action securities litigation.

          Prior to our IPO in February 2008, there was no public market for shares of our common stock. Since the IPO, our common stock has experienced significant price fluctuations and low trading volumes. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock will be affected by a number of factors, including:

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

Securities analysts may issue negative reports or cease to cover our common stock, which may have a negative impact on the market price of our common stock.

          The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. As a result of our smaller market capitalization, it may be difficult for our company to continue to attract securities analysts that will cover our common stock. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our stock.

Our principal stockholders, directors and executive officers own a large percentage of our voting stock, which allows them to exercise significant influence over matters subject to stockholder approval.

          As of March 2, 2009, our executive officers, directors and principal stockholders holding 5% or more of our outstanding common stock beneficially owned or controlled approximately 60.1% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

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

          We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of such shares upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, will have on the market price prevailing from time to time. The effectiveness of our registration statement on Form S-1, declared effective by the SEC on December 9, 2008, under which we registered for resale approximately 13.0 million shares of our common stock sold in the October 2008 equity financing, issued upon conversion of our previously outstanding convertible preferred stock, or that may be acquired upon exercise of warrants sold in the equity financing, and the expiration of the holding periods under Rule 144 create a circumstance commonly referred to as an “overhang” and could depress the market price of our common stock. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

          Approximately all of the 25.0 million shares of our common stock currently outstanding are freely tradable without registration pursuant to Rule 144 under the Securities Act or have been registered for resale with the U.S. Securities and Exchange Commission, or SEC, and the sale of such shares could have a negative impact on the price of our common stock.

Our recent capital raising transaction, and our need to raise additional capital in the future, could have a negative effect on your investment.

          We may need to raise additional capital in the future in order for us to continue to operate our business. In October 2008, we raised approximately $40.2 million in gross proceeds through the sale in a private placement of our common stock and warrants to purchase shares of our common stock. Under the terms of the private placement, we granted the investors in the private placement additional warrants to purchase 322,581 shares of our common stock at an exercise price of $6.20 per share in exchange for a right to require, under certain circumstances, the investors to purchase an additional $20,000,000 in shares of our common stock and warrants to purchase shares of our common stock. We may, in the future, also raise additional capital through the public or private sale of common stock or securities convertible into or exercisable for our common stock. Such sales could be consummated at a significant discount to the trading price of our stock.

          If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that our existing stockholders own. In addition, private placement financings could involve the issuance of securities at a price per share that represents a discount to the trading prices of our common stock. Further, debt and equity financings may involve the issuance of dilutive warrants. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute the calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustment to previously issued securities.

          The private placement in October 2008 included, and future financings may include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses. Such provisions in future financings could also require us to issue additional dilutive securities, although the provisions of the private placement in October 2008 include no such requirement.

We are obligated to develop and maintain proper and effective internal control over financial reporting, and we may not complete our analysis of our internal control over financial reporting in a timely manner or this internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

          We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning in this annual report on Form 10-K. This assessment concluded that no material weaknesses in our internal control over financial reporting have been identified by our management as of December 31, 2008. If our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, which, in accordance with SEC rules will be required as of December 31, 2009, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock. Future failure to comply with the rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

          In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company, and our administrative staff is required to perform additional tasks. For example, we have increased the size of our accounting staff, updated our accounting systems and procedures, revised the roles and duties of our board committees, retained a transfer agent, adopted an insider trading policy and disclosure controls and procedures and are bearing all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. Changing laws, regulations and standards relating to corporate governance and public disclosure, and related regulations implemented by the SEC and The NASDAQ Global Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We are investing resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

          We lease approximately 36,000 square feet of office and warehouse space in Fort Lauderdale, Florida, which is used as our headquarters and for the assembly of our products. Our lease expires on July 31, 2011. Thereafter, we have the right to renew our lease for two three-year terms upon prior written notice and the fulfillment of certain conditions. We believe that this facility will be adequate to meet our needs through at least 2010, but additional space may be required in the future to accommodate our anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS

          On November 26, 2007, we received a letter from counsel to SensAble Technologies, Inc. alleging that we infringed certain of its patents and breached a confidentiality provision in the Sublicense Agreement, dated May 24, 2006, pursuant to which we license certain patents from SensAble. In the letter, SensAble alleged, among other things, that we exceeded the scope of our licensed field of computer assisted surgery by using the technology for, among other things, pre-operative planning and post-operative follow-up. SensAble also alleged that we infringed one or more claims in five U.S. patents that are not among the patents licensed to us pursuant to the Sublicense Agreement.

          We have investigated SensAble’s allegations, and, based on the opinion of counsel, we believe that if SensAble initiates a lawsuit against us, a court should find that our TGS does not infringe any of the SensAble patents identified in the November 26, 2007 letter. We have communicated our belief to SensAble. SensAble has not commenced any legal action against us, but may do so in the future. The letter from counsel to SensAble stated that unless we, among other things, cease and desist from alleged infringement of its patents or pay additional licensing fees, including a proposed licensing fee of $30 million for additional patents not included in the Sublicense Agreement, SensAble intends to bring a lawsuit against us. We intend to vigorously defend ourselves against these allegations in the event of a lawsuit. There have been no new material developments with respect to this matter since the second quarter of 2008. We cannot predict the outcome of this matter at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          Our common stock began trading on The NASDAQ Global Market under the symbol “MAKO” on February 14, 2008. Prior to that date, there was no identifiable public market for our common stock.

          The following table sets forth the range of the high and low intraday prices for the period of April 1, 2008 through December 31, 2008 as reported by The NASDAQ Global Market.

Year Ended December 31, 2008	High	Low

October 1 – December 31, 2008	$9.75	$5.23
July 1 – September 30, 2008	$8.45	$6.29
April 1 – June 30, 2008	$9.48	$7.00

          Our stock transfer records indicated that as of March 2, 2009, there were approximately 64 holders of record of our common stock.

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

Equity Compensation Plan Information

          The following table summarizes our equity compensation plans as of December 31, 2008 (in thousands, except per share data).

Plan Category	(a) Number of Shares of Our Common Stock to be Issued Upon Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Shares of Our Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Exceeding Securities Reflected in Col (a))
Equity compensation plans approved by our security holders	2,193	(1)	$5.56	1,358	(2)
Equity compensation plans not approved by our security holders	None		None	None
TOTAL	2,193	(1)	$5.56	1,358	(2)

(1) This number includes shares of our common stock to be issued upon exercise of outstanding options under our 2004 Stock Incentive Plan and our 2008 Omnibus Incentive Plan. No further awards will be made under the 2004 Stock Incentive Plan.

(2) This number includes 625,000 shares available for future issuance under our 2008 Employee Stock Purchase Plan, the initial purchase period of which commenced on October 1, 2008 and ended on December 31, 2008, the initial purchase date. Of the 625,000 shares of our common stock that were reserved for issuance under the plan, 17,784 shares were purchased at a purchase price of $5.68 per share upon the expiration of the initial purchase period on December 31, 2008.

Unregistered Sales of Equity Securities

          Other than the sale of equity securities in connection with the equity financing discussed in Item 8, Financial Statements, Notes 1 and 5 to Financial Statements, the details of which were disclosed in a current report on Form 8-K filed with the SEC on October 30, 2008, we did not make any unregistered sales of our equity securities in 2008.

Uses of Proceeds from Sale of Registered Securities

          Our IPO was effected through a registration statement on Form S-1 (File No. 333-146162) that was declared effective by the SEC on February 14, 2008. We registered 5,100,000 shares of our common stock with an aggregate offering price of $51 million, all of which shares we sold. The offering was completed after the sale of all 5,100,000 shares. J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated were the joint book-running managing underwriters of our IPO and Cowen and Company and Wachovia Securities acted as co-managers. The underwriters elected not to exercise their over-allotment option. We paid $3.6 million of the proceeds in underwriting discounts and commissions, and we incurred an additional $3.6 million of expenses, of which approximately $2.7 million was incurred during the year ended December 31, 2007 and $908,000 was incurred subsequent to the 2007 year end. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

          We have used and currently intend to use the proceeds from the IPO, net of the payment of the $4.0 million IBM deferred license fee and the underwriting discounts and commissions, as set forth below. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements, Note 7 to Financial Statements, of this report for more information regarding payment of the IBM license fee.

•	Approximately $14.0 - $20.0 million for the expansion of sales and marketing activities;

•	Approximately $12.0 - $18.0 million for continuation of research and development activities; and

•	The remainder to fund working capital and other general corporate purposes, including the expenses associated with the IPO.

          Management has broad discretion over the uses of the proceeds of the IPO. In addition to payment of the IBM deferred license fee during the first quarter of 2008, as of December 31, 2008, we had used approximately $7.5 million of the IPO proceeds for sales and marketing activities, $8.5 million for research and development activities and $7.0 million for working capital and general corporate purposes. The remaining $16.8 million of the IPO proceeds is invested in highly liquid, short-term, interest-bearing funds.

Issuer Purchases of Equity Securities

          We did not repurchase any shares of our capital stock during the fourth quarter of 2008.

Performance Graph 1

          The following graph shows a comparison of cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on February 14, 2008, the date our common stock commenced trading on The NASDAQ Global Market.

          Data for the NASDAQ Composite Index and the NASDAQ Medical Equipment Index assume reinvestment of dividends. The Company has never paid dividends on its common stock and has no present plans to do so.

          The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 10-MONTH CUMULATIVE TOTAL RETURN
Among
MAKO Surgical Corp.
The NASDAQ Composite Index
and
The NASDAQ Medical Equipment Index

	2008
	February 14	March 31	June 30	September 30	December 31
MAKO Surgical Corp.	$100.00	$97.93	$79.74	$78.98	$72.77
NASDAQ Composite	$100.00	$97.71	$98.30	$89.27	$67.61
NASDAQ Medical Equipment	$100.00	$93.88	$90.11	$87.19	$60.05

[1] This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

     We were formed in November 2004 to be the successor of the computer assisted surgery, or CAS, and haptic robotics business of Z-Kat, Inc., a company founded in 1997 to develop CAS technologies. Z-Kat is considered to be our “Predecessor.” The statements of operations data for the period from January 1, 2004 through November 11, 2004 refer to the Predecessor and have been derived from the audited statement of operations of the Predecessor.

     The balance sheet and statements of operations data subsequent to November 11, 2004 refer to operations subsequent to our formation, and these periods are referred to as the Company.

     Because the Predecessor financial statements were significantly different from our financial statements, the Predecessor and our financial statements are not comparable and, accordingly, the accompanying selected financial data below are presented separated by a vertical black line.

	The Company							Predecessor
						Nov. 12, 2004 Through Dec. 31, 2004		Jan. 1, 2004 Through Nov. 11, 2004
	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005
Statements of Operations Data
Revenue	$2,944	$771	$63	$	―	$	―	$1,648
Cost of revenue	3,446	583	77		―		―	1,085
Gross profit (loss)	(502)	188	(14)		―		―	563
Operating costs and expenses:
Selling, general and administrative	23,158	12,042	5,023		2,736		630	2,642
Research and development	12,472	8,269	5,192		2,582		403	1,454
Depreciation and amortization	1,828	1,297	644		98		6	430
Total operating costs and expenses	37,458	21,608	10,859		5,416		1,039	4,526
Loss from operations	(37,960)	(21,420)	(10,873)		(5,416)		(1,039)	(3,963)
Interest and other income	988	1,073	476		269		―	1
Interest and other expenses	(110)	(311)	(220)		―		―	(480)
Net loss	$(37,082)	$(20,658)	$(10,617)		$(5,147)		$(1,039)	$(4,442)
Net loss attributable to common stockholders	$(37,647)	$(24,318)	$(12,493)		$(6,288)		$(1,061)	$(5,222)
Net loss per share: Basic and diluted attributable to common stockholders (1)	$(2.20)	$(14.75)	$(8.03)		$(4.18)		$(2.39)	$(0.63)
Weighted average common shares outstanding: Basic and diluted (2)	17,096	1,649	1,555		1,503		444	8,235

	The Company

(in thousands)	As of December 31,

	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$62,547	$9,615	$2,108	$6,145	$1,959
Short-term investments	1,077	3,084	1,400	10,097	―
Total assets	86,533	29,190	12,754	17,435	2,404
Long-term debt, net of current portion	―	―	―	―	―
Redeemable convertible preferred stock	―	59,487	25,911	24,034	2,866
Accumulated deficit	(80,172)	(42,843)	(19,366)	(6,820)	(1,039)
Total stockholders’ equity (deficit)	66,514	(42,837)	(19,437)	(6,888)	(700)

(1)

The basic and diluted net loss per share computation excludes potential common shares upon exercise of options and warrants to purchase common stock and unvested restricted stock as their effect would be anti-dilutive. See Item 8, Financial Statements and Supplementary Data, Note 2 to the Financial Statements, for a detailed explanation of the determination of shares used in computing basic and diluted loss per share.

(2)	Weighted average common shares outstanding and per share amounts have been retroactively adjusted to give effect to a one-for-3.03 reverse stock split of our common stock effected on February 8, 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the timing and number of planned new product introductions, market acceptance of the MAKOplasty® solution, the future availability of implants and components of our Tactile Guidance System, or TGS, and our RIO Robotic Arm Interactive Orthopedic, or RIO, system, from third-party suppliers, including single source suppliers, the anticipated adequacy of our capital resources to meet the needs of our business, our ability to sustain, and our goals for, sales and earnings growth and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a further economic downturn on the ability of our customers to secure adequate funding to buy our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to product launches, particularly the launch of our RIO system, decreases in sales of our principal product lines, increases in expenditures related to increased governmental regulation of our business, unanticipated issues in securing regulatory clearance or approvals for upgrades or changes to our products, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop and market our products. These and other risks are described in greater detail under Item 1A, Risk Factors, of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

          We have received or applied for trademark registration of and/or claim trademark rights for the following marks: “MAKOplasty®,” “RIO,” “RESTORIS®,” “Tactile Guidance System” and “TGS,” as well as in the MAKO Surgical Corp. “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.”

Overview

     We are an emerging medical device company that markets our advanced robotic arm solution and orthopedic implants for minimally invasive orthopedic knee procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific, early to mid-stage osteoarthritic knee disease. In February 2008, our common stock began trading on The NASDAQ Global Market under the ticker symbol “MAKO” and we closed our initial public offering, or IPO.

     Through December 31, 2008, our recognized revenue was primarily generated from the sale of our implants and disposable products utilized in knee MAKOplasty procedures. In accordance with our revenue recognition policy as described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below, upon customer acceptance of the sale of our Tactile Guidance System, or TGS, we deferred recognition of the related revenue and direct cost of revenue until delivery of the RIO Robotic Arm Interactive Orthopedic system, or RIO system, which is version 2.0 of the TGS and which we plan to commercially launch in the first half of 2009. We have incurred net losses in each year since our inception and, as of December 31, 2008, we had an accumulated deficit of $80.2 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and burdens associated with the rapid expansion of our operations and operating as a public company and due to the rapid expansion of our operations.

     Recent key milestones and goals in the development of our business during the year ended December 31, 2008 include the following:

          • In January 2008, we obtained 510(k) marketing clearance from the U.S. Food and Drug Administration, or FDA, for version 1.2 of our TGS and commercially launched version 1.2 of our TGS in the first quarter of 2008.

          • In February 2008, we completed the IPO of our common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to the Company of approximately $43.8 million, after underwriting discounts and commissions of $3.6 million and expenses of approximately $3.6 million.

          • In the second quarter of 2008, we filed a 510(k) submission with the FDA for version 2.0 of our TGS. We also received 510(k) clearance for our unicompartmental implant and 510(k) clearance for our patellofemoral implant, components of our intended multicompartmental implant strategy.

          • In the third quarter of 2008, we finalized development of a TGS software application to enable our MAKO-branded RESTORIS unicompartmental knee implant system, or RESTORIS, combining our tibial inlay and tibial onlay system. We commercially introduced this software, version 1.3 of our TGS, and RESTORIS in the third quarter of 2008. TGS version 1.3 did not require 510(k) clearance as the indications for use of RESTORIS with the TGS were included and cleared as part of version 1.2 of our TGS.

          • In October 2008, we entered into a Securities Purchase Agreement for an equity financing of up to $60 million, with initial gross proceeds of approximately $40.2 million, which we closed on October 31, 2008, and conditional access to an additional $20 million, referred to as the Second Closing. In connection with the financing, we issued and sold to the participating investors 6,451,613 shares of our common stock at a purchase price of $6.20 per share and issued at the purchase price of $0.125 per warrant to the participating investors warrants to purchase 1,290,323 shares of common stock at an exercise price of $7.44 per share. In addition, at a purchase price of $0.125 per warrant, we issued warrants to purchase 322,581 shares of common stock at an exercise price of $6.20 per share to investors that agreed to purchase an additional $20 million of common stock in the Second Closing. The financing resulted in net proceeds of approximately $39.7 million, after expenses of approximately $469,000.

          • In the fourth quarter of 2008, we received 510(k) clearances from the FDA to market both our RIO system and our MAKO-branded RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK, both of which we intend to commercially launch in the first half of 2009.

     We believe that the key to growing our business is expanding the application of MAKOplasty to multicompartmental resurfacing procedures by offering implants that address mid-stage, multicompartmental knee degeneration. To successfully commercialize our products and grow our business, we must gain market acceptance for MAKOplasty.

Factors Which May Influence Future Results of Operations

     The following is a description of factors which may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

     Revenue is generated from unit sales of our robotic arm systems, including installation services, training and upgrades and enhancements, from sales of implants and disposable products and sales of extended warranty service contracts. To date, we have generated revenue primarily from the sale of implants and disposable products utilized in knee MAKOplasty procedures. Recognition of revenue associated with the sale of TGS units in our statements of operations is dependent upon satisfying all related revenue recognition criteria, which include the delivery of the RIO system, which we anticipate to commercially launch in the first half of 2009. Revenue related to future RIO system sales will be recognized upon delivery and will not be deferred, as described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

     Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing and increasing losses resulting from selling, general and administrative expenses, research and development and other activities for at least the next two or three years. Our future revenue may also be adversely affected by the current general economic downturn and the resulting tightening of the credit markets, which may cause our customers to experience difficulties in securing adequate funding to buy our products or cause purchasing decisions to be delayed.

     The generation of recurring revenue through sales of our knee implants, disposable products and service contracts are an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of our RIO system to generate recurring sales of implants and disposable products and as we expand our implant product offering.

Cost of Revenue

     Cost of revenue primarily consists of the direct costs associated with the manufacture of robotic arm systems, implants and disposable products for which revenue has been recognized or deferred in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the cost associated with establishing at the time of installation an accrual for the TGS standard one-year warranty liability, royalties related to the sale of products covered by licensing arrangements and write-offs of obsolete or impaired inventory.

     The cost of revenue associated with the sale of TGS units is deferred until the recognition of the related revenue. In addition, we expect that deferred costs of revenue associated with the sale of TGS units will be higher during the deferral period due to the additional costs associated with providing hardware enhancements and upgrades through and including the delivery of the RIO system as described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

     In the third quarter of 2008, we commercially introduced RESTORIS, our MAKO-branded unicompartmental implant system. We also developed the RIO system, which we anticipate commercially launching in the first half of 2009. In conjunction with the anticipated launch of RESTORIS and the RIO system, we discontinued portions of our current implant line and the manufacturing of our TGS. As a result, we wrote off inventory totaling approximately $619,000 during the year ended December 31, 2008 relating to these product transitions. Depending on demand for our products and technical obsolescence, additional future write-offs of our inventory may occur.

Selling, General and Administrative Expenses

     Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation and benefits, for sales, marketing, operations, regulatory, quality, executive, finance, legal and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, and recruiting expenses. Our selling, general and administrative expenses are expected to continue to increase due to the cost associated with the commercial launch of our RIO system and RESTORIS MCK, an increased number of employees necessary to support our continued growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we are currently taking preliminary steps to investigate the feasibility of establishing clinical sites outside the United States, which may also increase our selling, general and administrative expenses, and we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our future product offerings.

Research and Development Expenses

     Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary and benefit costs for research and development employees including stock-based compensation, cost for materials used in research and development activities and costs for outside services. Research and development expenses are expected to continue to increase as we research potential future products.

Critical Accounting Policies and Significant Judgments and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include revenue recognition, allowance for doubtful accounts, inventory valuation, valuation allowance for deferred tax assets and liabilities, impairment of long-lived assets and the determination of stock-based compensation. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

     While our significant accounting policies are more fully described in Item 8, Financial Statements and Supplementary Data, Note 2 to the Financial Statements, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

     Revenue is generated from unit sales of our robotic arm systems, including installation services, training, upgrades and enhancements, from sales of implants and disposable products and sales of extended warranty service contracts. Because our TGS, as well as upgrades and enhancements to the TGS, include software that is essential to the functionality of the product, we account for the sale of the TGS pursuant to Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

     We recognize product revenue for sales of the TGS when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement. Sales arrangements for sales of our TGS units through December 31, 2008, required us to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system.

     For arrangements with multiple elements, we allocate arrangement consideration to TGS units, upgrades, enhancements and services based upon vendor specific objective evidence of fair value, or VSOE, of the respective elements. As of December 31, 2008, VSOE did not yet exist for all the undelivered elements. Accordingly, all revenue and direct cost of revenue associated with the sale of the TGS are deferred until the earlier of (1) delivery of all elements or (2) establishment of VSOE for all undelivered elements.

     Sales of TGS units are recorded as deferred revenue. The direct cost of revenue associated with the sale of TGS units is currently recorded as deferred cost of revenue. Costs associated with establishing an accrual for the TGS standard one-year warranty liability and royalties related to the sale of TGS units covered by licensing arrangements are expensed as incurred and included in Cost of Revenue, Systems, in the statements of operations. We anticipate ultimately recognizing a positive margin on the sales to date of TGS units, including the satisfaction of the remaining upgrades through the final deliverable of the RIO system, which we intend to commercially launch in the first half of 2009. As recognition of the deferred revenue and deferred cost of revenue balances associated with sales of TGS units are anticipated to occur within 12 months of December 31, 2008, we classified these balances as current liabilities and current assets, respectively, as of December 31, 2008.

     Subsequent to December 31, 2008, we no longer manufacture TGS units, sales arrangements for which required us to provide upgrades and enhancements, through and including the delivery of the RIO system. Sales arrangements for future sales of RIO systems do not require us to provide upgrades and enhancements. Under such RIO system sales arrangements, we have determined that upon installation of the RIO system at a customer’s facility and training of surgeons and surgical staff, there will be few or no remaining significant undelivered elements and, as a result, revenues related to future RIO system sales will be recognized and will not be deferred.

     Product revenue from the sale of implants and disposable products, or Products, is recognized as revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectability is reasonably assured. The Products are a separate unit of accounting from the robotic arm system as (1) they have value to the customer on a standalone basis, (2) objective and reliable evidence of the fair value of the item exists and (3) no right of return exists once the Products are implanted or consumed. Accordingly, as our implants and disposable products are sold on a procedural basis, the revenue and costs associated with the sale of Products are recognized at the time of sale (i.e., at the time of the completion of the related surgical procedure).

     Service revenue, which is included in other revenue, consists of extended warranty services on the TGS hardware, is deferred and recognized ratably over the service period until no further obligation exists. Costs associated with providing services are expensed when incurred.

     Allowance for Doubtful Accounts

     The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We have not experienced any collectability issues to date and have no allowance, provision for doubtful accounts receivable or write-offs to date in the accompanying financial statements included in Item 8, Financial Statements and Supplementary Data, of this report.

Inventory Valuation

     Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials and direct labor. We review our inventory periodically to determine net realizable value and consider product upgrades in our periodic review of realizability. We write down inventory, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

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

Determination of Stock-Based Compensation

     Effective January 1, 2006, we adopted the fair value provisions of Statement of Financial Accounting Standards No. 123 Revised, Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

     We adopted SFAS 123(R) using the modified retrospective transition method, which requires the restatement of financial statements for prior periods

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

     During the year ended December 31, 2008, we recognized $3.3 million of stock-based compensation expense including stock option grants, restricted stock grants, and compensation expense relating to shares issued under our employee share purchase plan, leaving $6.6 million to be recognized in future periods. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 1.99 years as of December 31, 2008.

Results of Operations

     Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

     Revenue. Revenue was $2.9 million for the year ended December 31, 2008, compared to $771,000 for the year ended December 31, 2007, and was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. The increase in revenue of $2.2 million was primarily due to an increase in MAKOplasty procedures performed during the year ended December 31, 2008 as compared with the year ended December 31, 2007. There were 601 procedures performed during the year ended December 31, 2008 compared to 168 procedures performed during the year ended December 31, 2007. Total revenue was also positively impacted by a $434,000 increase in other revenue, which consists primarily of service revenue on extended warranty services and net royalty revenues. The deferred revenue balance was $11.6 million and $3.4 million as of December 31, 2008 and 2007, respectively. The increase in the deferred revenue balance is primarily related to twelve unit sales of our TGS. We expect our revenue to increase as (1) the number of knee MAKOplasty procedures performed increases in future periods, (2) revenues related to future unit sales of our RIO system are recognized in our statement of operations, and (3) deferred revenue related to previous unit sales of our TGS is recognized in our statement of operations upon satisfaction of all the related revenue recognition criteria, including the delivery of the RIO system, which we anticipate will be commercially launched in the first half of 2009.

     Cost of Revenue. Cost of revenue was $3.4 million for the year ended December 31, 2008, compared to $583,000 for the year ended December 31, 2007. The increase in cost of revenue of $2.9 million was primarily due to an increase in knee MAKOplasty procedures performed, a $730,000 write-off of obsolete and discontinued inventory in 2008 primarily due to the launch of our RESTORIS implant system in 2008 and the anticipated launch of our RIO system in the first half 2009, the establishment of warranty accruals on sales of twelve TGS units and royalties incurred on sales of twelve TGS units during the year ended December 31, 2008. The deferred cost of revenue balance was $3.6 million and $926,000 as of December 31, 2008 and 2007, respectively. The increase in the deferred cost of revenue balance is primarily related to twelve unit sales of our TGS. We expect our cost of revenue to increase as (1) the number of knee MAKOplasty procedures performed increases in future periods, (2) cost of revenue related to future unit sales of our RIO system are recognized in our statement of operations, and (3) deferred cost of revenue related to previous unit sales of our TGS are recognized in our statement of operations upon satisfaction of all the related revenue recognition criteria, including the delivery of the RIO system, which we anticipate will be commercially launched in the first half of 2009.

Selling, General and Administrative. Selling, general and administrative expense was $23.2 million for the year ended December 31, 2008, compared to $12.0 million for the year ended December 31, 2007. The increase of $11.1 million, or 92%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products, an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the year ended December 31, 2008 also included $1.9 million of stock-based compensation expense compared with $1.0 million for the year ended December 31, 2007. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2008 and 2007.We expect our selling, general and administrative expense to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, the anticipated commercial launch of the RIO system in the first half of 2009, the anticipated commercial launch of RESTORIS MCK in the first half of 2009, continued growth in operations and the costs associated with operating as a public company.

     Research and Development. Research and development expense was $12.5 million for the year ended December 31, 2008, compared to $8.3 million for the year ended December 31, 2007. The increase of $4.2 million, or 51%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system and the RESTORIS and RESTORIS MCK implant systems. Research and development expense for the year ended December 31, 2008 also included $1.4 million of stock-based compensation expense compared with $184,000 for the year ended December 31, 2007. The increase in stock-

based compensation expense is due primarily to a nonrecurring charge of $949,000 associated with the vesting in full, upon completion of our IPO in February 2008, of restricted common stock issued pursuant to business consultation agreements entered into in December 2004. We expect our research and development expense to continue to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

     Depreciation and Amortization. Depreciation and amortization expense was $1.8 million for the year ended December 31, 2008, compared to $1.3 million for the year ended December 31, 2007. The increase of $531,000, or 41%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2008 and 2007.

     Interest and Other Income. Interest income was $988,000 for the year ended December 31, 2008, compared to $1.1 million for the year ended December 31, 2007. The decrease of $85,000, or 8%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the year ended December 31, 2008 compared with the year ended December 31, 2007.

     Interest and Other Expense. Interest and other expense was $110,000 for the year ended December 31, 2008, compared to $311,000 for the year ended December 31, 2007. Through February 2008, interest and other expense consisted primarily of the amortization of the $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008. Interest and other expense also included a $63,000 write down of our variable auction rate securities in the first quarter of 2008 as discussed below under the caption, “Liquidity and Capital Resources.”

     Income Taxes. No income taxes were recognized for the years ended December 31, 2008 and 2007, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the years ended December 31, 2008 and 2007, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

     Revenue. Revenue was $771,000 for the year ended December 31, 2007, compared to $63,000 for the year ended December 31, 2006 and was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. The increase in revenue of $708,000 was primarily due to an increase in MAKOplasty procedures performed during the year ended December 31, 2007. The first MAKOplasty procedure was performed in June 2006, and 168 procedures were performed during the year ended December 31, 2007 compared to 13 procedures performed during the year ended December 31, 2006. The increase was also attributable to a $53,000 increase in other revenue, which consists primarily of service revenue on extended warranty services. The deferred revenue balance was $3.4 million and $700,000 as of December 31, 2007 and 2006, respectively. The increase in the deferred revenue balance was primarily related to four unit sales of our TGS.

     Cost of Revenue. Cost of revenue was $583,000 for the year ended December 31, 2007, compared to $77,000 for the year ended December 31, 2006. The increase in cost of revenue of $506,000 was primarily due to an increase in knee MAKOplasty procedures performed, the establishment of warranty accruals on sales of TGS units and royalties incurred on sales of TGS units during the year ended December 31, 2007. The increase was also attributable to a $25,000 increase in other cost of revenue, which consists primarily of cost of service revenue on extended warranty services. The deferred cost of revenue balance was $926,000 and $210,000 as of December 31, 2007 and 2006, respectively. The increase in the deferred cost of revenue balance was primarily related to four unit sales of our TGS.

     Selling, General and Administrative. Selling, general and administrative expense was $12.0 million for the year ended December 31, 2007, compared to $5.0 million for the year ended December 31, 2006. The increase of $7 million, or 140%, was primarily due to an increase in compensation expense associated with increased selling, marketing and administrative personnel, including a $929,000 increase in stock-based compensation due primarily to the modification of the CEO’s restricted stock described in Item 8, Financial Statements and Supplementary Data, Note 5 to the Financial Statements, and additional option and restricted stock grants made in 2007, an increase in general overhead costs due to an increase in marketing activities and increases in facility and travel related costs, a $427,000 increase in recruiting and relocation costs, and a $770,000 increase in professional fees.

     Research and Development. Research and development expense was $8.3 million for the year ended December 31, 2007, compared to $5.2 million for the year ended December 31, 2006. The increase of $3.1 million, or 59%, was primarily due to an increase in compensation expense associated with the increased number of research and development employees and a $1.0 million increase in material, supply and other expenses used in research and development activities. The increases in compensation expense and material and supplies were related to the development of versions 1.2 and 2.0 of our TGS and our unicompartmental and multicompartmental implant systems.

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

     Interest and Other Income. Interest income was $1.1 million for the year ended December 31, 2007, compared to $476,000 for the year ended December 31, 2006. The increase of $597,000, or 125%, was primarily due to an increase in short-term investments from the net proceeds of the issuance of our Series C redeemable convertible preferred stock in February 2007.

     Interest and Other Expense. Interest and other expense was $311,000 for the year ended December 31, 2007, compared to $220,000 for the year ended December 31, 2006. The increase of $91,000, or 41%, was primarily due to the amortization of the $590,000 discount on the intangible assets licensed under the IBM license agreement entered into in March 2006 as discussed above.

     Income Taxes. No income taxes were recognized for the years ended December 31, 2007 and 2006, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the years ended December 31, 2007 and 2006, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)

	2008	Change	2007	Change	2006
Cash and cash equivalents	$62,547	$52,932	9,615	$7,507	$2,108
Short-term investments	1,077	(2,007)	3,084	1,684	1,400
Total cash, cash equivalents, and short-term investments	$63,624	$50,925	$12,699	$9,191	$3,508
Cash used in operating activities	$(28,821)	$(13,441)	$(15,380)	$(5,964)	$(9,416)
Cash provided by (used in) investing activities	(4,548)	(637)	(3,911)	(9,298)	5,387
Cash provided by (used in) financing activities	86,301	59,503	26,798	26,806	(8)
Net increase (decrease) in cash and cash equivalents	$52,932	$45,425	$7,507	$11,544	$(4,037)

     We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of December 31, 2008, we had an accumulated deficit of $80.2 million and financed our operations principally through the sale of Series A, B and C redeemable convertible preferred stock and the completion of the IPO of our common stock. Through December 31, 2008, we received net proceeds of $52.2 million from the issuance of Series A, B and C redeemable convertible preferred stock. In February 2008, we completed our IPO of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to us, after expenses, of approximately $43.8 million. In conjunction with the closing of the IPO, in February 2008, all of our outstanding Series A, Series B and Series C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, as adjusted for a one-for-3.03 reverse stock split, which has been retroactively reflected in the accompanying financial statements.

     In October 2008, we entered into a Securities Purchase Agreement for an equity financing of up to $60 million, with initial gross proceeds of approximately $40.2 million, which we closed on October 31, 2008, and conditional access to an additional $20 million, referred to as the Second Closing. In connection with the financing, we issued and sold to the participating investors 6,451,613 shares of our common stock at a purchase price of $6.20 per share and issued warrants to the participating investors to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. In addition, we issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share to investors that agreed purchase an additional $20 million of common stock in the Second Closing. The financing resulted in net proceeds of approximately $39.7 million, after expenses of approximately $469,000.

     As of December 31, 2008, we had approximately $63.6 million in cash, cash equivalents and short-term investments. Our cash and short-term investment balances are held in a variety of interest bearing instruments, including certificates of deposit and variable auction rate securities.

     As of December 31, 2008, we held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The uncertainty in the credit markets affected our holdings in auction rate securities and the liquidity and fair value of these investments were negatively impacted. An other-than-temporary impairment charge of $63,000 was recorded in the first quarter of 2008 to reduce the value of our auction rate securities to the new fair value. Subsequent changes in fair value were included in accumulated other comprehensive income. As of December 31, 2008, the auction rate securities were recorded at the estimated fair value of $1,016,000. In January 2009, all of our outstanding auction rate securities were redeemed at par value either by the issuing fund or our investment firm. Gains included in accumulated other comprehensive income as of December 31, 2008 will be recognized in the statement of operations in the first quarter of 2009.

     Although the Second Closing is conditional upon our achievement of certain business related milestones before December 31, 2009, we received the necessary stockholder approval in January 2009 for the potential future issuance of $20 million of common stock along with related warrants as contemplated by the Securities Purchase Agreement.

Net Cash Used in Operating Activities

     Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation, inventory write-downs and accrued interest. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets for the year ended December 31, 2008 are approximately $8.2 million of increases to the deferred revenue balance compared to $2.7 million for the year ended December 31, 2007. This was partially offset by approximately $2.7 million and $716,000 of increases to the deferred cost of revenue balance for the year ended December 31, 2008 and 2007, respectively. The increases to the deferred revenue and deferred cost of revenue balances are primarily related to twelve and four unit sales of our TGS during the years ended December 31, 2008 and 2007, respectively. Deferred revenue and deferred cost of revenue related to unit sales of our TGS will be recognized in the statements of operations upon satisfaction of all related revenue recognition criteria. Additionally, net cash used in operating activities in 2008 also increased due to the increase in inventory necessitated by increased sales of our TGS and sales of implants and disposable products. The increase in inventory is also attributable to purchases made in 2008 in anticipation of the commercial launch of the RIO system and the RESTORIS MCK implant system in the first half of 2009.

Net Cash Provided by (Used in) Investing Activities

     Net cash used in investing activities for the year ended December 31, 2008 was primarily attributable to the payment of the $4.0 million deferred license fee due to IBM upon completion of our IPO, purchases of $2.6 million of property and equipment as we invested in the infrastructure to support the growth of our company and $2.0 million for the purchase of investments, which was partially offset by proceeds of $4.0 million from sales and maturities of investments. Net cash used in investing activities for the year ended December 31, 2007 was primarily attributable to the purchases and proceeds of investments as we managed our investment portfolio to provide interest income and liquidity, purchases of $1.8 million of property and equipment and $450,000 for the acquisition of intangible assets.

Net Cash Provided by Financing Activities

     Net cash provided by our financing activities for the year ended December 31, 2008 was primarily attributable to net proceeds received in connection with our IPO in February 2008 and to net proceeds received in connection with our equity financing in October 2008. Net cash provided by our financing activities for the year ended December 31, 2007, was primarily attributable to the issuance of Series C redeemable convertible preferred stock in 2007.

Operating Capital and Capital Expenditure Requirements

     To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, commercialize our RIO system and our multicompartmental implant system, continue research and development of existing and future products and continue development of the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the commercial launch of our RIO system and multicompartmental implant system.

     We believe our existing cash, cash equivalents and short-term investment balances, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. To the extent our available cash, cash equivalents and short-term investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all. In connection with the October 2008 equity financing with initial gross proceeds of approximately $40.2 million, we obtained a call right, subject to our satisfaction of certain business milestones, to an additional $20 million from certain investors in exchange for additional warrants to purchase shares of our common stock. There is no guarantee that we will satisfy the milestones, or, if we do satisfy them and choose to exercise our call right, the investors will be able to comply with their obligations. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

     Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our products;

•	the rate of progress, cost and success of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any material transaction of this type; and

•	the current downturn in general economic conditions and interest rates.

Contractual Obligations

     The following table summarizes our outstanding contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Payment Due by Period
		December 31,				After 2013
	Total	2009	2010-2011	2012-2013
Contractual Obligations
Operating lease – real estate	$1,028	$389	$639	$	―	$	―
Purchase commitments and obligations	7,131	7,131	―		―		―
Minimum royalty payments – licenses	3,427	660	1,320		1,061		386
Total	$11,586	$8,180	$1,959		$1,061		$386

     Our commitments for operating leases relate to the lease for our headquarters in Fort Lauderdale, Florida. Our commitments for purchase commitments and obligations include an estimate of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Our commitments for minimum royalty payments relate to payments under various licenses and sublicenses as discussed in Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements.

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

•

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs– Instruments with primarily unobservable value drivers.

     The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.

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

     In June 2008, the EITF issued Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-05. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-05, but do not expect the adoption of EITF 07-05 to have a material impact on our results of operations and financial position.

     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition. SFAS 141(R) will become effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 141(R), but do not expect the adoption of SFAS 141(R) to have a material impact on our results of operations and financial position.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for us beginning in the first quarter of 2009. We are currently evaluating the impact of SFAS 160, but do not expect the adoption of SFAS 160 to have a material impact on our results of operations and financial position.

     In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3 which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 was effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FAS 157-3 did not have a material impact on our results of operations and financial position.

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

MAKO SURGICAL CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MAKO Surgical Corp.

We have audited the accompanying balance sheets of MAKO Surgical Corp. as of December 31, 2008 and 2007, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAKO Surgical Corp. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Certified Public Accountants
Fort Lauderdale, Florida March 10, 2009

MAKO SURGICAL CORP.

Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$62,547	$9,615
Short-term investments	1,077	3,084
Accounts receivable	2,727	2,213
Inventory	7,673	2,346
Deferred cost of revenue	3,608	―
Prepaids and other assets	483	310
Total current assets	78,115	17,568
Deferred cost of revenue	―	926
Property and equipment, net	3,424	2,321
Intangible assets, net	4,817	5,477
Other assets	177	170
Deferred initial public offering costs	―	2,728
Total assets	$86,533	$29,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,809	$1,511
Accrued compensation and employee benefits	2,338	1,033
Other accrued liabilities	4,283	2,680
Deferred revenue	11,518	50
Accrued license fee	―	3,955
Total current liabilities	19,948	9,229

Deferred revenue	71	3,311
Total liabilities	20,019	12,540
Commitments and contingencies
Series A, B and C redeemable convertible preferred stock	―	59,487

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 135,000,000 authorized as of December 31, 2008 and 60,000,000 shares authorized as of December 31, 2007; 24,684,786 and 1,870,603 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	25	2
Additional paid-in capital	146,607	―
Accumulated deficit	(80,172)	(42,843)
Accumulated other comprehensive income	54	4
Total stockholders’ equity (deficit)	66,514	(42,837)
Total liabilities and stockholders’ equity (deficit)	$86,533	$29,190

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Products	$2,457	$718	$63
Systems	―	―	―
Other	487	53	―
Total revenue	2,944	771	63
Cost of revenue:
Products	1,521	197	19
Systems	1,692	361	58
Other	233	25	―
Total cost of revenue	3,446	583	77
Gross profit (loss)	(502)	188	(14)
Operating costs and expenses:
Selling, general and administrative	23,158	12,042	5,023
Research and development	12,472	8,269	5,192
Depreciation and amortization	1,828	1,297	644
Total operating costs and expenses	37,458	21,608	10,859
Loss from operations	(37,960)	(21,420)	(10,873)
Interest and other income	988	1,073	476
Interest and other expenses	(110)	(311)	(220)
Net loss	(37,082)	(20,658)	(10,617)
Accretion of preferred stock	(44)	(301)	(267)
Dividends on preferred stock	(521)	(3,359)	(1,609)
Net loss attributable to common stockholders	$(37,647)	$(24,318)	$(12,493)
Net loss per share – Basic and diluted attributable to common stockholders	$(2.20)	$(14.75)	$(8.03)
Weighted average common shares outstanding – Basic and diluted	17,096	1,649	1,555

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

						Note Receivable from Stockholder
	Redeemable Convertible Preferred		Common Shares		Additional Paid-in Capital			Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
				Stock Amount			Accumulated Deficit
	Shares	Amount

Balance at December 31, 2005	19,650	$24,035	1,554	$2	$—	$(66)	$(6,819)	$(4)	$(6,887)
Issuance of common stock upon exercise of options	—	—	2	—	1	—	—	—	1
Employee share-based compensation expense	—	—	—	—	170	—	—	—	170
Interest on note receivable from stockholder	—	—	—	—	5	(5)	—	—	—
Addendum to asset contribution with Z-Kat	—	—	—	—	(176)	—	(45)	—	(221)
Stock issuance costs for Series C redeemable convertible preferred stock sale	—	—	—	—	—	—	(9)	—	(9)
Accretion to redemption value of Series A and B redeemable convertible preferred stock	—	267	—	—	—	—	(267)	—	(267)
Accrued dividends on Series A and B redeemable convertible preferred stock	—	1,609	—	—	—	—	(1,609)	—	(1,609)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	—	(10,617)	—	(10,617)

Total comprehensive loss	—	—	—	—	—	—	—	—	(10,615)
Balance at December 31, 2006	19,650	25,911	1,556	2	—	(71)	(19,366)	(2)	(19,437)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $84,000	13,514	29,916	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1	—	2	—	—	—	2
Employee share-based compensation expense	—	—	—	—	531	—	—	—	531
Interest on note receivable from stockholder	—	—	—	—	4	(4)	—	—	—
Modification of restricted stock	—	—	300	—	394	75	—	—	469
Return of 35,244 shares due to modification of restricted stock	—	—	(35)	—	(392)	—	—	—	(392)
Restricted common stock compensation expense	—	—	49	—	302	—	—	—	302
Accretion to redemption value of Series A, B and C redeemable convertible preferred stock	—	301	—	—	(301)	—	—	—	(301)
Accrued dividends on Series A, B and C redeemable convertible preferred stock	—	3,359	—	—	(540)	—	(2,819)	—	(3,359)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	—	(20,658)	—	(20,658)
Total comprehensive loss	—	—	—	—	—	—	—	—	(20,652)
Balance at December 31, 2007	33,164	$59,487	1,871	$2	$—	$—	$(42,843)	$4	$(42,837)

(continued)

MAKO SURGICAL CORP.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

						Note Receivable from Stockholder
	Redeemable Convertible Preferred				Additional Paid-in Capital		Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
			Common Shares	Stock Amount
	Shares	Amount

Balance at December 31, 2007	33,164	$59,487	1,871	$2	$—	$—	$(42,843)	$4	$(42,837)
Issuance of common stock in initial public offering	—	—	5,100	5	43,789	—	—	—	43,794
Issuance of common stock in equity financing	—	—	6,451	7	39,726	—	—	—	39,733
Issuance of common stock upon exercise of options	—	—	62	—	46	—	—	—	46
Employee share-based compensation expense	—	—	—	—	1,467	—	—	—	1,467
Restricted common stock compensation expense	—	—	256	—	1,856	—	—	—	1,856
Accretion to redemption value of Series A, B and C redeemable convertible preferred stock	—	44	—	—	(44)	—	—	—	(44)
Accrued dividends on Series A, B and C redeemable convertible preferred stock	—	521	—	—	(274)	—	(247)	—	(521)
Conversion of Series A, B and C redeemable convertible preferred shares into common shares	(33,164)	(53,667)	10,945	11	53,656	—	—	—	53,667
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	—	(6,385)	—	—	6,385	—	—	—	6,385
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	50	50
Net loss	—	—	—	—	—	—	(37,082)	—	(37,082)

Total comprehensive loss	—	—	—	—	—	—	—	—	(37,032)
Balance at December 31, 2008	—	$—	24,685	$25	$146,607	$—	$(80,172)	$54	$66,514

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(37,082)	$(20,658)	$(10,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,502	678	174
Amortization of intangible assets	660	645	470
Stock-based compensation	3,323	1,227	170
Inventory write-down	730	8	36
Loss on disposal of assets	―	―	3
Loss on asset impairment	―	14	―
Accrued interest expense on deferred license fee	45	305	211
Changes in operating assets and liabilities:
Accounts receivable	(514)	(1,634)	(578)
Inventory	(6,057)	(1,428)	(605)
Prepaid and other assets	(173)	97	(108)
Other assets	(7)	156	(195)
Accounts payable	298	1,078	353
Accrued compensation and employee benefits	1,305	523	385
Other accrued liabilities	1,603	1,664	395
Deferred cost of revenue	(2,682)	(716)	(210)
Deferred revenue	8,228	2,661	700
Net cash used in operating activities	(28,821)	(15,380)	(9,416)
Investing activities:
Purchase of investments	(1,990)	(15,159)	(600)
Proceeds from sales and maturities of investments	4,047	13,480	9,300
Acquisition of property and equipment	(2,605)	(1,782)	(1,193)
Payment of deferred license fee on IBM license	(4,000)	―	―
Acquisition of intangible assets	―	(450)	(2,120)
Net cash provided by (used in) investing activities	(4,548)	(3,911)	5,387
Financing activities:
Proceeds from initial public offering of common stock, net of underwriting fees of $3,570	47,430	―	―
Proceeds from issuance of common stock in equity financing	40,202	―	―
Deferred initial public offering costs	(908)	(2,728)	―
Deferred equity financing costs	(469)	―	―
Proceeds from issuance of Series C redeemable convertible preferred stock, net of stock issuance costs	―	29,916	(9)
Exercise of common stock options for cash	46	2	1
Payment of CEO payroll taxes relating to restricted common stock modification	―	(392)	―
Net cash provided by (used in) financing activities	86,301	26,798	(8)

Net increase (decrease) in cash and cash equivalents	52,932	7,507	(4,037)
Cash and cash equivalents at beginning of year	9,615	2,108	6,145

Cash and cash equivalents at end of year	$62,547	$9,615	$2,108
Supplemental disclosures of cash flow information
Interest paid	$2	$7	$7
Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$44	$301	$267
Accrued dividends on redeemable convertible preferred stock	521	3,359	1,609
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	53,667	―	―
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	6,385	―	―
Reclassification of deferred initial public offering costs to additional paid-in capital	3,636	―	―
Licensing of intellectual property	―	30	3,410
Deferred license fee payable	―	30	3,410
Interest on note receivable for common stock	―	4	5
Receipt of 35,244 shares of restricted common stock as reimbursement for payment of CEO payroll taxes	―	392	―
Acquisition of note receivable from affiliate	―	―	56

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

          In February 2008, the Company effected a one for 3.03 reverse split of its issued and outstanding common stock, which has been retroactively reflected in these financial statements and accompanying notes. Also, in February 2008, the Company completed its initial public offering (“IPO”) of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to the Company, after expenses, of approximately $43.8 million.

          In conjunction with the completion of the Company’s IPO in February 2008, all of the Company’s outstanding Series A, B and C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, adjusted for the February 2008 reverse stock split. In connection therewith, all remaining redeemable convertible preferred stock discounts and accrued dividends were reclassified to additional paid-in capital and were not paid.

          In October 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for an equity financing of up to $60 million, with initial gross proceeds of approximately $40.2 million, which the Company closed on October 31, 2008, and conditional access to an additional $20 million (the “Second Closing”). The financing resulted in net proceeds to the Company of approximately $39.7 million, after expenses of approximately $469,000. See Note 5 for further discussion of the Securities Purchase Agreement.

2. Summary of Significant Accounting Policies

     Basis of Presentation and Use of Estimates

          The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, allowance for doubtful accounts, accrual for warranty costs, inventory impairment charges, valuation allowance for deferred income tax assets, impairment of long-lived assets and the determination of stock-based compensation. Actual results could differ significantly from these estimates.

     Liquidity and Operations

          The Company believes its existing cash, cash equivalents and short-term investment balances and interest income earned on these balances, will be sufficient to meet its anticipated cash requirements for at least the next 12 months. To the extent the Company’s available cash, cash equivalents and short-term investment balances are insufficient to satisfy its operating requirements after that period, the Company will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict its operations. The Company may require additional capital beyond its currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

          The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with government regulations, uncertainty of widespread market acceptance of products, access to credit for capital purchases by our customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating its inventory net realizable value, uncertainty continues to exist.

          The Company’s current versions of its Tactile Guidance System™ (“TGS™”) and its unicompartmental implants have been cleared by the U.S. Food and Drug Administration (“FDA”) and, in December 2008, the Company received 510(k) clearances from the FDA to market both its MAKO-branded RIO™ Robotic Arm Interactive Orthopedic system (“RIO”), which is the Company’s version 2.0 of its TGS, and its MAKO-branded RETORIS MCK multicompartmental knee implant system. Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

          The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts when required but has not experienced any credit losses to date.

          Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its CEO. The Company’s CEO reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, the Company reports as a single operating segment. To date, all of the Company’s revenue is from companies located in the United States. The following table presents information about the Company’s revenue by significant customer:

(in thousands)	Years Ended December 31,
	2008	2007	2006
Company A	$417	$331	$60
Company B	277	161	―
Company C	493	126	―
Company D	274	18	―
Others	996	82	3
Net Revenue	$2,457	$718	$63

     Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity at date of purchase of 90 days or less to be cash equivalents.

     Fair Value of Financial Instruments

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

     Allowance for Doubtful Accounts

          The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The Company has not experienced any collectability issues to date and has no allowance, provision for doubtful accounts receivable or write-offs to date in the accompanying financial statements.

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

     Inventory

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and overhead costs. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. The Company writes down inventory, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

          Beginning with the fourth quarter of 2008, inventory overhead costs of approximately $282,000 were capitalized and included in inventory as of December 31, 2008 and non-capitalized costs were included in selling, general and administrative expense. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

     Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease and are included in depreciation expense in the accompanying statements of operations. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

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

     Impairment of Long-Lived Assets

          The Company evaluates its long-lived assets for indicators of impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimated discounted future cash flows. The Company has not recorded any such impairment losses to date.

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

          The Company recognizes product revenue for sales of the TGS when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. For sales of TGS units through December 31, 2008, such arrangements require the Company to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system. The Company received 510(k) clearance from the FDA to market the RIO system in the fourth quarter of 2008, which we anticipate will be commercially launched in the first half of 2009.

          For arrangements with multiple elements, the Company allocates arrangement consideration to TGS units, upgrades, enhancements and services based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. As of December 31, 2008, VSOE of fair value did not yet exist for all the undelivered elements. Accordingly, all revenue and direct cost of revenue associated with the sale of the TGS are deferred until the earlier of (1) delivery of all elements or (2) establishment of VSOE of fair value for all undelivered elements.

          Sales of TGS units are currently recorded as deferred revenue. The direct cost of revenue associated with the sale of TGS units is currently recorded as deferred cost of revenue. Costs associated with establishing an accrual for the TGS standard one-year warranty liability and royalties related to the sale of TGS units covered by licensing arrangements are expensed as incurred and are included in cost of revenue - systems, in the statements of operations. The Company anticipates ultimately recognizing a positive margin on the sales to date of TGS units, including the satisfaction of the remaining upgrades through the final deliverable of the RIO system, which we anticipate will be commercially launched in the first half of 2009. As recognition of the deferred revenue and deferred cost of revenue balances associated with sales of TGS units are anticipated to occur within 12 months of December 31, 2008, the Company classified these balances as current liabilities and current assets, respectively, as of December 31, 2008.

          Subsequent to December 31, 2008, the Company will no longer manufacture TGS units, to which associated TGS sales arrangements required it to provide upgrades and enhancements, through and including the delivery of the RIO system. Sales arrangements for future sales of RIO systems do not require the Company to provide upgrades and enhancements. Under such RIO system sales arrangements, the Company has determined that upon installation of the RIO system at a customer’s facility, there will be few or no remaining significant undelivered elements. As a result, revenues related to future RIO system sales will be recognized upon installation of the system and training of surgeons and surgical staff and will not be deferred.

          Product revenue from the sale of implants and disposable products (the “Products”) is recognized as revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectability is reasonably assured. The Products are a separate unit of accounting from the TGS as (1) they have value to the customer on a standalone basis, (2) objective and reliable evidence of the fair value of the item exists and (3) no right of return exists once the Products are implanted or consumed. Accordingly, as the Company’s implants and disposable products are sold on a procedural basis, the revenue and costs associated with the sale of Products are recognized at the time of sale (i.e., at the time of the completion of the related surgical procedure).

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

     Software Development Costs

          Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the verification and validation testing is complete, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

     Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including stock options. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

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

     Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs were approximately $1.4 million and $431,000 for the years ended December 31, 2008 and 2007, respectively. Advertising costs were insignificant prior to 2007.

     Income Taxes

          The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes, and Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, using income tax rates expected to be in effect when the differences will reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. The Company recognizes any interest and penalties related to unrecognized tax benefits as a component of income tax expense.

     Operating Leases

          Rental payments and incentives, if any, are recognized on a straight-line basis over the life of a lease. See Note 7 for further discussion of operating leases.

     Net Loss Per Share

          The Company calculated net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders adjusted for redeemable convertible preferred stock accretion and dividends by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

(in thousands)	December 31,
	2008	2007	2006
Stock options outstanding	2,193	1,917	948
Warrants to purchase common stock	2,076	463	463
Redeemable convertible preferred stock	―	33,164	19,650

     Comprehensive Loss

          Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended December 31, 2008, 2007 and 2006, the Company recorded comprehensive losses of approximately $37.0 million, $20.7 million and $10.6 million, respectively.

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

•

Level 2 Inputs–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs–Instruments with primarily unobservable value drivers.

          SFAS 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial position.

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

          Effective January 1, 2008, the Company adopted EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company has determined that the adoption of EITF 07-03 had no effect on its results of operations and financial position.

          In June 2008, the EITF issued Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of EITF 07-05, but does not expect the adoption of EITF 07-05 to have a material impact on its results of operations and financial position.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition. SFAS 141(R) will become effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 141(R), but does not expect the adoption of SFAS 141(R) to have a material impact on its results of operations and financial position.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Company beginning in the first quarter of 2009. The Company is currently evaluating the impact of SFAS 160, but does not expect the adoption of SFAS 160 to have a material impact on its results of operations and financial position.

          In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s results of operations and financial position.

     Reclassifications

          Certain insignificant reclassifications have been made to the prior periods’ balance sheet and statements of cash flows to conform to the current period’s presentation.

3. Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest and other expenses. Interest and dividends on securities classified as available-for-sale are included in interest and other income. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

               As of December 31, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Short-term investments:
Certificates of deposit	$61	$	―	$	―	$61
Variable auction rate securities	962		54		―	1,016
Total short-term investments	$1,023		$54	$	―	$1,077

As of December 31, 2007

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Short-term investments:
Variable auction rate securities	$1,550	$	―	$	―	$1,550
U.S. treasury bills	1,505		4		―	1,509
Certificates of deposit	25		―		―	25
Total short-term investments	$3,080		$4	$	―	$3,084

          As of December 31, 2008 and December 31, 2007, all short-term investments have maturities or interest reset dates of less than one year.

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
Certificates of deposit	$61	$61	$	―	$	―
Variable auction rate securities	1,016	―		―		1,016
Total short-term investments	$1,077	$61	$	―		$1,016

          As of December 31, 2008, the Company held $1,025,000 par value of variable auction rate securities issued by two separate funds. In February 2008, the auction rate securities experienced failed auctions that limited the liquidity of these securities. Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The uncertainty in the credit markets affected the Company’s holdings in auction rate securities and the liquidity and fair value of these investments were negatively impacted. An other-than-temporary impairment charge of $63,000 was recorded in the first quarter of 2008 to reduce the value of its auction rate securities to the new fair value. Subsequent changes in fair value were included in accumulated other comprehensive income. As of December 31, 2008, the auction rate securities were recorded at the estimated fair value of $1,016,000. The Company classified its auction rate securities as short-term investments at December 31, 2008, as the Company believed that its auction rate securities would be redeemed within one year of December 31, 2008. The Company’s investment firm had informed the Company that it intended to redeem its auction rate securities in early 2009; and in January 2009, all of the Company’s outstanding auction rate securities were redeemed at par value either by the issuing fund or the Company’s investment firm. Gains included in accumulated other comprehensive income as of December 31, 2008 will be recognized in the statement of operations in the first quarter of 2009.

          The Company used a discounted cash flow model to determine the estimated fair value of its auction rate securities in 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. These assumptions were subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions could have resulted in significantly different estimates of fair value.

          The table below provides a reconciliation of auction rate securities assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the year ended December 31, 2008.

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Year Ended December 31, 2008
Balance at beginning of year	$ ―
Transfers into Level 3	1,550
Total losses realized included in earnings	(63)
Total unrealized gains included in other comprehensive income	54
Sales/Redemptions	(525)
Balance at end of year	$1,016

The total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(63)

4. Selected Balance Sheet Components

     The following table provides details of selected balance sheet items:

(in thousands)	December 31,
	2008	2007
Inventory:
Raw materials	$3,809	$974
Work-in-process	748	642
Finished goods	3,116	730
Total inventory	$7,673	$2,346

          The Company developed a MAKO-branded unicompartmental knee implant system called RESTORIS®, which launched in the third quarter of 2008. The Company also developed the RIO system. In conjunction with the launch of RESTORIS and the anticipated launch of the RIO system, the Company has discontinued portions of its current implant lines and the manufacturing of its TGS. The Company incurred write-offs totaling approximately $730,000 during the year ended December 31, 2008 as follows:

•	Approximately $299,000 of obsolete inventory due to the discontinuation of the Company’s current implant lines in connection with the launch of RESTORIS;

•	Approximately $320,000 of obsolete inventory due to the discontinuation of the manufacturing of the Company’s TGS in anticipation of the launch of the RIO system; and

•	Approximately $111,000 of other write-offs.

          Depending on demand for the Company’s products and technical obsolescence, additional future write-offs of the Company’s inventory may occur. Write-downs of inventory for the years ended December 31, 2007 and 2006 were approximately $8,000 and $36,000, respectively. Write-downs of inventory are included in cost of revenue - systems in the statements of operations.

(in thousands)	December 31,		Estimated Useful Life
	2008	2007
Property and equipment:
Consigned TGS/RIO units and instruments	$705	$606	2-5 years
TGS/RIO demo systems	549	403	2-5 years
Computer equipment and software	1,669	1,057	3-5 years
Manufacturing and laboratory equipment	1,261	570	5 years
Office furniture and equipment	804	493	7 years
Leasehold improvements	387	128	Lesser of useful life or lease term
	5,375	3,257
Less accumulated depreciation and amortization	(1,951)	(936)
Total property and equipment, net	$3,424	$2,321

(in thousands)	December 31,
	2008	2007
Other accrued liabilities:
Accrued royalties	$429	$349
Accrued legal fees	586	801
Other	3,268	1,530
	$4,283	$2,680

5. Related Parties

Acquisitions of Assets From Predecessor

     Z-Kat, Inc. (“Z-Kat”) was formed in 1997 to develop and commercialize computer assisted surgery (“CAS”) applications. Z-Kat formed MAKO in November 2004, to develop and commercialize unique applications combining computer assisted surgery (“CAS”) with haptic robotics in the medical field of orthopedics. In December 2004, pursuant to a contribution agreement (the “Contribution Agreement”), the Company acquired substantially all of Z-Kat’s tangible assets and a majority of Z-Kat’s CAS technology assets not required for Z-Kat’s retained CAS business, and all of its haptic robotic research and development technology inventory. The Company was granted a limited license to Z-Kat’s CAS and haptic robotic intellectual property portfolio for exclusive use in the field of orthopedics (the “Z-Kat License”).

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

     In December 2006, the Company entered into an Addendum to the Contribution Agreement (the “Addendum”). Under the Addendum, Z-Kat assigned to MAKO its right to receive required royalty payments from two prior third-party CAS intellectual property licensees; and MAKO assumed the obligation to pay the annual minimum royalty to a third-party CAS licensor due to the importance of maintaining the licensed rights. There was no change in licensed intellectual property rights as a result of the Addendum.

     The Z-Kat license and Addendum include sublicenses to third-party intellectual property rights for which the Company is obligated to make ongoing royalty payments ranging from 2% to 5% on the sale of certain products or components thereof and minimum annual payments totaling $575,000.

     In December 2008, a third-party CAS intellectual property licensee from which MAKO had the right to receive royalty payments under the Addendum terminated its license. Accordingly, the Company no longer receives royalties under this license.

Employee Loans

     During 2006, the Company issued $225,000 in employee loans to certain officers of the Company (the “Employee Loans”). The Employee Loans accrued interest at a rate of 4.0% per annum, compounded annually. The interest was paid biweekly. The Employee Loans and accrued interest were due upon the earlier of one year from the date of the Employee Loan or a liquidation event, as defined. The Employee Loans were fully repaid in April 2007. In May and June 2007, the Company issued $225,000 in employee loans to certain officers of the Company under terms that were substantially similar to the Employee Loans issued in 2006. In August and September 2007, the Company forgave the $225,000 of outstanding loans, including accrued interest, with a charge to the statement of operations. No Employee Loans were outstanding as of December 31, 2008 and 2007.

Restricted Stock and Note Receivable from Related Party

     In July 2005 and May 2006, the Company issued a total of 446,287 shares of restricted common stock to its CEO and 49,504 shares of unrestricted common stock to an entity affiliated with the CEO in exchange for promissory notes from the CEO totaling approximately $631,000 (representing the fair value of the shares on the date of issuance) approximately 50% of which was nonrecourse. The promissory notes accrued interest at a rate of 8% per annum, with 25% of the restricted stock vesting immediately and the remainder vesting monthly over 48 months as service is provided. The restricted stock was pledged as collateral against the promissory notes. In March 2007, the Company issued 82,508 shares of restricted common stock to its CEO at a purchase price of $2.48 per share (the estimated fair value at the date of issuance) in exchange for a promissory note of $205,000, 50% of which was nonrecourse and a pledge agreement. The March 2007 restricted stock, pledge agreement and promissory note were issued under terms substantially similar to the July 2005 and May 2006 restricted stock issuances. Because it was unclear as to whether the recourse portion had substance as of the dates of issuance of the restricted stock and the promissory notes, the Company determined to treat the entire amount of the promissory notes related to the restricted stock as nonrecourse for accounting purposes. A nonrecourse note issued for restricted stock is in substance an option to acquire the stock. Accordingly, the Company recorded compensation expense for the restricted stock grants and the promissory notes and the restricted stock were not then recorded in the financial statements. The compensation expense was determined under the Black-Scholes-Merton model assuming a risk free interest rate of 0.0% (as the interest rate on the promissory notes was greater than the risk free interest rate and the excess was not significant to the Black-Scholes-Merton valuation — risk free interest rate ranging from 4.08% to 4.96% less the stated interest rate of 8% implicit in the promissory notes), a volatility factor ranging from 57.1% to 66.5% and a 6.25 year estimated life. The value of the common stock was initially determined by the Company’s board of directors and was validated as reasonable on a retrospective basis in a March 2007 valuation by an independent valuation firm.

     On September 5, 2007, the Company forgave approximately $1,149,000 of outstanding loans, including accrued interest of $113,000, to its CEO, which represents all loans outstanding to the Company’s CEO. Of this amount $949,000 was associated with the issuances of the restricted and unrestricted stock and $200,000 was associated with the employee loans discussed above. In connection with the forgiveness of the loans, 35,244 shares of common stock were surrendered by the CEO to the Company to pay for the payroll taxes associated with the taxable income from the forgiveness of the loans. The forgiveness of the notes receivable resulted in a modification to the original award. Accordingly, the Company accounted for the modification by determining the amount of the incremental compensation charge to be recorded in accordance with paragraph 51 of SFAS 123(R). The original award, which was accounted for as a stock option, was revalued on the date of modification using the Black-Scholes-Merton model with current inputs for risk-free rate, volatility and market value. This calculated amount was compared to the fair value of the restricted stock award on the date of modification resulting in the incremental charge. Due to the forgiveness of the note, the Company ceased to record the award as a stock option and commenced the recording of the award as a restricted stock award. Accordingly, on the date of modification, the Company recognized the incremental charge for the portion of the vested shares and is recording the additional portion related to the unvested shares over the remaining term. The forgiveness resulted in a modification to the original terms of the restricted stock-based awards with a charge of approximately $395,000 recorded in the financial statements in September 2007. The remaining unrecognized compensation expense of approximately $533,000 relating to the unvested restricted stock will be recorded in the financial statements over the remaining vesting period, along with the related vested common stock. The compensation expense associated with the modification of the terms of the restricted stock was determined under the Black-Scholes-Merton model assuming a risk free interest rate of 0.0% (as the interest rate on the promissory notes was greater than the risk free interest rate and the excess was not significant to the Black-Scholes-Merton valuation — risk free interest rate of 4.29% less the stated interest rate of 8% implicit in the promissory notes), a volatility factor of 54.07% and an estimated life ranging from 4.10 to 5.80 years. The value of the common stock on the modification date was determined in an August 2007 valuation by an independent valuation firm.

     In August 2007, the Company issued 247,524 shares of restricted stock to its CEO at an estimated fair value of $11.12 per share on the date of issuance. The restricted stock will vest over a four-year period. No restricted stock was granted or forfeited during the year ended December 31, 2008.

     Compensation expense related to the CEO restricted stock was approximately $907,000, $774,000 and $73,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Compensation expense for the year ended December 31, 2007 included a charge of approximately $395,000 due to the modification of the restricted stock awards discussed above.

     The following is a summary of changes in unvested CEO restricted stock for the year ended December 31, 2008:

(in thousands, except per share data)	Shares	Weighted Average Fair Value (1)
Unvested shares at December 31, 2007	428	$6.98
Shares vested in 2008	(161)	5.63
Unvested shares at December 31, 2008	267	7.78
Vested shares at December 31, 2008	474	3.89
Total	741	$5.29

(1)

The weighted average fair value includes the incremental compensation charge resulting from the modification to the original terms of the restricted stock-based awards discussed above. The original weighted average grant-date fair values of the restricted stock awards granted during the years ended December 31, 2007 and 2006 was $8.67 and $0.73, respectively.

     As of December 31, 2008, the remaining stock-based compensation expense for the restricted stock awards was approximately $2.1 million, which will be recognized on a straight line basis over a remaining weighted average period of 1.82 years.

Securities Purchase Agreement

     In October 2008, the Company entered into a Securities Purchase Agreement for an equity financing of up to $60 million, with initial gross proceeds of approximately $40.2 million, which the Company closed on October 31, 2008, and conditional access to an additional $20 million (the “Second Closing”). The financing resulted in net proceeds to the Company of approximately $39.7 million, after expenses of approximately $469,000. In connection with the financing, the Company issued and sold to the participating investors 6,451,613 shares of its common stock at a purchase price of $6.20 per share and issued at the purchase price of $0.125 per warrant to the participating investors warrants to purchase 1,290,323 shares of common stock at an exercise price of $7.44 per share. The warrants will become exercisable 180 days from issuance and have a seven-year term. Subject to the Company’s satisfaction of certain business related milestones before December 31, 2009, the Company will have the right to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock. At the initial closing, the investors that agreed to provide the additional $20 million investment received warrants to purchase an additional 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share. These warrants will not be exercisable until the earlier of the Second Closing or December 31, 2009, and are subject to forfeiture if the investors do not participate in the Second Closing.

     The participating investors consisted of eleven accredited investors, six of which were existing stockholders of the Company who were deemed to be affiliates of the Company by virtue of their being represented on the Company’s Board of Directors or by virtue of their Board membership.

     Although the Second Closing is conditional upon achievement of certain business related milestones before December 31, 2009, the Company received the necessary stockholder approval in January 2009 for the potential future issuance of $20 million of common stock along with related warrants as contemplated by the Securities Purchase Agreement.

6. Intangible Assets

     The Company’s intangible assets are comprised of a purchased patent application and licenses to intellectual property rights (the “Licenses”). The Licenses are amortized on a straight line basis over their estimated useful lives which range on average from 10 to 19 years. See Note 7 for additional discussion of Licenses.

     The following tables present details of MAKO’s intangible assets:

	December 31,
(in thousands)	2008		2007
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Licenses	$6,549	10.0	$6,549	10.0
Patent	60	17.8	60	17.8
	6,609	10.1	6,609	10.1
Less: accumulated amortization	(1,792)		(1,132)
Intangible assets, net	$4,817		$5,477

     Amortization expense related to intangible assets was approximately $660,000, $645,000 and $470,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

     The estimated future amortization expense of intangible assets for the next five years as of December 31, 2008 is as follows:

(in thousands)
2009	$660
2010	660
2011	660
2012	660
2013	660
Total	$3,300

7. Commitments and Contingencies

Operating Leases

     The Company leases its facility under an operating lease that expires in July 2011. The Company has the option to renew its facility lease for two consecutive three year periods. Rent expense on a straight-line basis was $498,000, $314,000 and $250,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The rent expense for the years ended December 31, 2008, 2007 and 2006 included the Company’s monthly variable operating costs of the facility.

     Future minimum lease commitments, excluding monthly variable operating costs, under the Company’s operating lease as of December 31, 2008 are approximately as follows:

(in thousands)
2009	$389
2010	400
2011	239
$1,028

Purchase Commitments

     At December 31, 2008, the Company was committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $7.1 million.

License and Royalty Agreements

     As discussed in Note 5, in December 2004 and December 2006, respectively, the Company entered into the Z-Kat License and the Addendum, whereby MAKO was granted rights to certain intellectual property. The Z-Kat License included sublicenses to third-party intellectual property rights (the “Sublicenses”). The Z-Kat License is fully paid up as to licenses directly to Z-Kat. Under the Sublicenses, the Company is obligated to make ongoing royalty payments ranging from 2% to 5% on the sale of certain products or components thereof and minimum annual payments totaling $575,000. By their terms, the Z-Kat License and the component Sublicenses generally continue until all of the licensed patents have expired, which, based on the licensed granted patents and presently pending patent applications is currently estimated to be December 2024.

     In March 2006, the Company entered into a license agreement with International Business Machines Corporation (“IBM”) for a license, in the Company’s field of business, to IBM’s patent portfolio (the “IBM License”) in exchange for a payment of $2 million upon execution of the agreement (the “Upfront License Fee”) and a deferred payment of $4 million payable upon a change of control, as defined (e.g., IPO, acquisition or change in voting ownership greater than 50.01%) (the “Deferred License Fee”). The IBM License requires royalty payments of 2% of the selling price of each TGS / RIO system. The Upfront License Fee and net present value of the Deferred License Fee were included in intangible assets in the accompanying balance sheets. The net present value of the Deferred License Fee obligation was approximately $3.4 million, net of a discount of $590,000 and was recorded as a long-term debt obligation as the Company believed it was probable at the inception of the agreement that the contingent obligation would become payable. The net present value of the Deferred License Fee was determined using an incremental borrowing rate of 8% and an expected payment date of approximately two years from the effective date of the license agreement. The discount on the debt obligation was being amortized over the estimated term of the Deferred License Fee obligation as interest expense which was approximately $45,000 and $305,000 for the years ended December 31, 2008 and 2007, respectively, in the accompanying statements of operations. In February 2008, the Company paid the $4 million Deferred License Fee due to IBM upon completion of the Company’s IPO.

     The Company has other license agreements related to current product offerings and research and development projects. Upfront license fees paid for these agreements total approximately $1.1 million. Royalty payments related to these agreements are anticipated to range between 1% and 7% of future sales of the Company’s RIO system and components thereof and/or products. These royalty payments are subject to certain minimum annual royalty payments as shown in the schedule below. The terms of these license agreements continue until the related licensed patents and intellectual property rights expire, which is expected to range between 8 and 17 years. The net expense related to the Company’s license and royalty agreements was approximately $525,000, $304,000 and $134,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

     As of December 31, 2008, future annual minimum royalty payments under the licenses and sublicenses are as follows:

(in thousands)
2009	$660
2010	690
2011	630
2012	630
2013	431
Thereafter	386
$3,427

Contingencies

     In November 2007, the Company received a letter from counsel to SensAble Technologies, Inc. (“SensAble”), a licensor to the Company, alleging that the Company infringed certain of its patents and breached a confidentiality provision in the license agreement between SensAble and the Company dated May 2006 (the “SensAble License Agreement”). In the letter, SensAble alleged, among other things, that the Company exceeded the scope of its licensed field of CAS by using its technology for, among other things, pre-operative planning and post-operative follow-up. SensAble also alleged that the Company’s TGS infringed one or more claims in five U.S. patents that are not among the patents licensed to the Company pursuant to the SensAble License Agreement.

     The Company investigated SensAble’s allegations, and, based on the opinion of external counsel, it believes that if SensAble initiates a lawsuit against the Company, a court should find that its TGS does not infringe any of the SensAble patents identified in the November 2007 letter. The Company communicated its belief to SensAble. SensAble has not commenced any legal action against the Company, but may do so in the future. The letter from counsel to SensAble stated that unless the Company, among other things, ceases and desists from alleged infringement of SensAble’s patents or pays additional licensing fees, including a proposed licensing fee of $30 million for additional patents not included in the SensAble License Agreement, SensAble intends to bring a lawsuit against the Company. The Company intends to vigorously defend itself against these allegations in the event of a lawsuit. There have been no new material developments with respect to this matter since the second quarter of 2008. The Company cannot predict the outcome of this matter at this time.

     The Company has been a party to other legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

8. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

     As of December 31, 2008, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of December 31, 2008, there were no shares of preferred stock issued or outstanding. All shares of Series A, B and C redeemable convertible preferred stock that were issued and outstanding as of December 31, 2007 converted into 10,945,080 shares of common stock upon closing of the Company’s IPO in February 2008.

Common Stock

     As of December 31, 2008, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. As of December 31, 2007, the Company was authorized to issue 60,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

     In December 2004, the Company issued 189,768 shares of restricted common stock to certain consultants (the “Consultant Restricted Stock”). The Consultant Restricted Stock vested in tranches upon the Company’s achievement of certain business milestones and any unvested restricted stock vested immediately upon completion of an initial public offering of common stock. Upon vesting, the Company recorded a consulting expense equal to the estimated fair value of the Company’s common stock on the date of vesting. As of January 1, 2008, 94,884 shares of the Consultant Restricted Stock were unvested. Upon closing of the IPO in February 2008, the vesting of the remaining 94,884 shares of Consultant Restricted Stock was accelerated and the Company recognized $949,000 of compensation expense associated with the accelerated vesting of the Consultant Restricted Stock during the year ended December 31, 2008 based on the IPO price of $10.00 per share.

401K Plan

     The Company maintains a qualified deferred compensation plan under Section 401K of the Internal Revenue Code, covering substantially all full-time employees, which permits employees to contribute up to 84% of pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the plan is 25% of up to the first 6% of the participant’s earnings contributed to the plan. The discretionary company match commenced in 2008 and to date has not been significant.

Employee Stock Purchase Plan

     In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). The 2008 Employee Stock Purchase Plan became effective upon closing of the IPO. The 2008 Employee Stock Purchase Plan authorizes the issuance of 625,000 shares of the Company’s common stock for purchase by eligible employees of the Company or any of its participating affiliates. The shares of common stock issuable under the 2008 Employee Stock Purchase Plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. The purchase price for a purchase period may not be less than 85% of the fair market value of the Company’s common stock on the first trading day of the applicable purchase period or the last trading day of such purchase period, whichever is lower. The initial purchase period of the 2008 Employee Stock Purchase Plan began on October 1, 2008. In January, 2009, the Company issued 17,784 shares under the 2008 Employee Stock Purchase Plan upon the expiration of the initial purchase period on December 31, 2008.

Stock Option Plans and Stock-Based Compensation

     The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 Revised, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of compensation expense, using a fair value based method, for costs related to all stock-based payments including stock options. SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.

     During the year ended December 31, 2008, 2007 and 2006, stock-based compensation expense was $3.3 million, $1.2 million and $170,000 respectively. Included within stock-based compensation expense for the year ended December 31, 2008 were $1.4 million related to stock option grants, $907,000 related to the partial vesting of 741,075 shares of restricted stock granted to the Company’s CEO at various dates from 2005 through 2007 (see further discussion in Note 5), $949,000 related to the vesting of the Consultant Restricted Stock, and $40,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

     In December 2004, the Company’s stockholders approved the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, the Board of Directors is authorized to grant restricted common stock and options to purchase shares of common stock to employees, directors and consultants. In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Omnibus Incentive

Plan (the “2008 Plan,” and together with the 2004 Plan, the “Plans”). The 2008 Plan became effective upon the closing of the IPO and will expire January 9, 2018 unless earlier terminated by the Board of Directors. The aggregate number of shares of the Company’s common stock that may be issued initially pursuant to stock awards under the 2008 Plan is 1,084,703 shares, which includes approximately 85,000 shares previously reserved but unallocated under the 2004 Plan. Awards under the 2008 Plan may be made in the form of: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; and any combination of the foregoing.

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

     Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years. Options issued under the 2008 Plan that are forfeited or expire will again be made available for issuing grants under the 2008 Plan. Options issued under the 2004 Plan that are forfeited or expire will not be made available for issuing grants under the 2008 Plan. All future awards will be made under the Company’s 2008 Plan.

     As of December 31, 2008, the Company had reserved shares of common stock for the issuance of common stock under the 2008 Employee Stock Purchase Plan, the exercise of warrants and the issuance of options granted under the 2008 Plan as follows:

(in thousands)
2008 Employee Stock Purchase Plan	625
Warrants to purchase common stock	2,076
2008 Plan	1,085
3,786

     The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2009 was approximately 998,000.

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

     Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2005	814	630	$0.91
Restricted stock issued	(83)	―	―
Options granted	(345)	345	1.27
Options exercised	―	(2)	0.67
Options forfeited	25	(25)	0.85
Balance at December 31, 2006	411	948	1.06
Shares reserved	974	―	―
Restricted stock issued	(330)	―	―
Options granted	(1,002)	1,002	8.30
Options exercised	―	(1)	1.27
Options forfeited	32	(32)	3.51
Balance at December 31, 2007	85	1,917	4.81
Shares reserved	1,000	―	―
Options granted	(355)	355	8.88
Options exercised	―	(62)	0.76
Options forfeited under the 2004 Plan	―	(14)	6.80
Options forfeited under the 2008 Plan	3	(3)	9.30
Balance at December 31, 2008	733	2,193	$5.56

     Included in the 2008 stock option grants in the table above are 198,019 incentive stock options the Company granted to its CEO upon the completion of its IPO in February 2008.

     Included in the 2007 option grants in the table above are approximately 462,000 options granted at an exercise price of $11.12 per share that were subject to performance conditions based on the achievement of certain performance metrics. Upon satisfaction of the performance conditions, the options began vesting ratably quarterly over a period of four years. Through December 31, 2007, the Company began recognizing compensation expense on approximately 296,000 performance options as both the terms of the performance conditions were established and it was probable that the performance condition will be satisfied. In 2008, the Company began recognizing compensation expense on the remaining performance options as the performance conditions were established and it was probable that the performance conditions will be satisfied. If the performance conditions are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

     The options outstanding and exercisable, by exercise price, at December 31, 2008 were as follows:

	Options Outstanding				Options Exercisable
(in thousands, except per share data)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Range of Exercise Prices:
$0.67	292		$0.67		292		$0.67
$1.27 – $2.48	884		$1.70		565		$1.57
$6.99 – $10.39	366		$8.91		58		$9.06
$11.12	651		$11.12		119		$11.12
	2,193	7.89	$5.56	$6,161	1,034	7.14	$2.84	$4,644

(1)

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.68 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

     The weighted average fair values of options granted were $5.08, $4.54, and $0.82 for the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of shares vested was approximately $1,322,000, $260,000, and $79,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised was $491,000 during the year ended December 31, 2008.

     For options that vest upon grant, the Company records the entire related compensation expense immediately upon the date of grant. For all other options, the Company records compensation expense on a straight-line basis over the vesting period. As of December 31, 2008, there was total unrecognized compensation cost of approximately $4.5 million, net of estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.07 years as of December 31, 2008.

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

     The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Stock Option Plans	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.59% - 3.62%	4.50% - 5.14%	4.29% - 5.23%
Expected life	6.25 years	6.25 years	6.25 years
Expected dividends	―	―	―
Expected volatility	56.36% - 58.31%	56.24% - 60.00%	59.23% - 64.27%

     In connection with the adoption of SFAS 123(R), the Company estimates the fair value of each share of stock which will be issued under the 2008 Employee Stock Purchase Plan based upon its stock prices at the beginning of each offering period using a Black-Scholes-Merton pricing model and amortizes that value to expense over the plan purchase period. The fair values determined for the year ended December 31, 2008, as well as the assumptions used in calculating those values are as follows:

2008 Employee Stock Purchase Plan	Year Ended December 31,
2008
Fair Value	$1.82 - $1.89

Assumptions
Risk-free interest rate	1.87% - 3.29%
Expected life	0.25 years
Expected dividends	―
Expected volatility	57.05% - 60.68%

     Risk-Free Interest Rate. The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

     Weighted-Average Expected Term. The expected term of options granted is determined using the average period the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and historical exercise and vesting information used to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term of the 2008 Employee Stock Purchase Plan is equal to the duration of the purchase period.

     Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

     Volatility. Since the Company was a private entity until February 2008 with no historical data regarding the volatility of its common stock, the expected volatility used for the years ended December 31, 2008, 2007 and 2006, is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

     Warrants

     In December 2004, in connection with the issuance of the Series A redeemable convertible preferred stock to third parties, the Company issued at the purchase price of $0.03 per share warrants to purchase 272,259 shares of common stock. In addition, the Company issued warrants to Z-Kat to purchase 190,457 shares of common stock under the Contribution Agreement. The warrants are immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of December 31, 2008 and 2007, all the warrants were outstanding and exercisable, and none have been exercised.

     As more fully described in Note 5, in October 2008, the Company entered into a Securities Purchase Agreement for an equity financing of up to $60 million, with initial gross proceeds of approximately $40.2 million, and conditional access to an additional $20 million. In connection with the financing, the Company issued at the purchase price of $0.125 per warrant to the participating investors warrants to purchase 1,290,323 shares of common stock at an exercise price of $7.44 per share. The warrants will become exercisable 180 days from issuance and have a seven-year term. In addition, at a purchase price of $0.125 per warrant, the Company issued warrants to purchase 322,581 shares of common stock at an exercise price of $6.20 per share to investors that agreed purchase an additional $20 million of common stock in the Second Closing. These warrants will not be exercisable until the earlier of the Second Closing or December 31, 2009.

9. Income Taxes

     The provision for income taxes is as follows:

(in thousands)	Years Ended
	December 31, 2008		December 31, 2007		December 31, 2006
Current income taxes:
Federal	$	―	$	―	$	―
State		―		―		―
Total current income taxes		―		―		―
Deferred income taxes		(13,031)		(7,835)		(4,011)
Change in valuation allowance		13,031		7,835		4,011
Provision for income taxes	$	―	$	―	$	―

     The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes. Deferred income taxes are determined based upon differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

     No current or deferred income taxes were recorded for the years ended December 31, 2008, 2007 and 2006, as the Company’s income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

     At December 31, 2008, 2007 and 2006, the Company had federal and state net operating loss carryforwards of approximately $60 million, $32.9 million and $14.5 million, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2024 through 2028.

     The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carryforwards, following an ownership change of the Company. Note that as a result of the Company’s IPO in February 2008, the Company underwent a change of ownership for purposes of the Tax Reform Act during the tax year ended December 31, 2008.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

(in thousands)	December 31,
	2008		2007
Current deferred income tax assets:
Deferred revenue		$4,443		$19
Accrued bonus		―		5
Total current deferred income tax assets		4,443		24

Noncurrent deferred income tax assets:
Net operating loss carryforwards		23,144		12,678
Deferred revenue		27		1,277
Amortization		322		230
Other		629		327
Total noncurrent deferred income tax assets		24,122		14,512

Current deferred income tax liabilities:
Deferred costs		(1,392)
		(1,392)

Noncurrent deferred income tax liabilities:
Deferred costs		―		(357)
Other deferred income tax liabilities		(21)		(58)
Total noncurrent deferred income tax liabilities		(21)		(415)

Less valuation allowance		(27,152)		(14,121)

Total deferred income tax assets, net	$	―	$	―

     Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

     The reconciliation of the income tax provision computed at the U.S. federal statutory rate to income tax provision is as follows:

	Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Tax at U.S. statutory rate	(35.00)%	(35.00)%	(35.00)%
State taxes, net of federal impact	(3.26)%	(3.55)%	(3.50)%
Non-deductible items	3.13%	0.28%	0.72%
Change in valuation allowance	35.14%	37.93%	37.78%
Other, net	(0.01)%	0.34%	0.00%
Effective income tax rate	0.00%	0.00%	0.00%

     In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. At the date of adoption of FIN 48, the Company had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months. The adoption of this statement did not result in a cumulative accounting adjustment and did not impact the Company’s financial position, results of operations or cash flows. In accordance with FIN 48, paragraph 19, the Company has decided to classify any interest and penalties as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company’s primary tax jurisdictions are the United States, Florida, California, Rhode Island, Ohio, New York, Georgia, Texas, Illinois, North Carolina, Pennsylvania, Maryland, Colorado, Oklahoma and Tennessee. The tax years from 2004 through 2008 remain open and are subject to examination by the appropriate governmental agencies.

10. Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	2008
	Q1	Q2	Q3	Q4
Revenue	$498	$704	$777	$965
Gross profit (loss)	128	224	(584)	(270)
Loss from operations	(8,552)	(7,805)	(10,443)	(11,160)
Net loss	(8,501)	(7,565)	(10,202)	(10,814)
Net loss attributable to common stockholders	(9,066)	(7,565)	(10,202)	(10,814)
Net loss per share – basic and diluted attributable to common stockholders	(0.95)	(0.42)	(0.56)	(0.48)

(in thousands, except per share data)	2007
	Q1	Q2	Q3	Q4
Revenue	$100	$106	$150	$415
Gross profit (loss)	64	59	(59)	124
Loss from operations	(3,656)	(4,255)	(5,981)	(7,528)
Net loss	(3,496)	(4,015)	(5,750)	(7,397)
Net loss attributable to common stockholders	(4,251)	(4,969)	(6,718)	(8,380)
Net loss per share – basic and diluted attributable to common stockholders	(2.73)	(3.19)	(4.12)	(4.53)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and financial officers, or the certifying officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          Under the supervision and with the participation of our management, including the certifying officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

          During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Section 16(a) Beneficial Ownership Reporting Compliance

•	Election of Directors

•	Board of Directors and Corporate Governance

•	Executive Officers and Key Employees

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Director Compensation

•	Compensation Discussion and Analysis

•	Compensation Committee Report

•	Executive Compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Principal Stockholders

          The information under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” in this annual report on Form 10-K is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Board of Directors and Corporate Governance – Independent Directors

•	Certain Relationships and Related Person Transactions

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, dated February 20, 2008 (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant effective October 31, 2008 (6)

4.1	Second Amended and Restated Registration Rights Agreement, dated February 6, 2007, between the Registrant and certain of its stockholders (2)

4.2	Securities Purchase Agreement by and among the Registrant and Investors named therein, dated as of October 28, 2008 (6)

4.3	Form of Warrant (6)

4.4	Form of Call Warrant (6)

4.5	Form of Second Closing Warrant (6)

4.6	Form of Call Exercise Warrant (6)

4.7	Amendment to Second Amended and Restated Registration Rights Agreement, dated as of October 28, 2008 (6)

4.8	Form of Voting Agreement (6)

10.1	Form of Indemnity Agreement for Directors and Executive Officers (2)

10.2+	2004 Stock Incentive Plan and forms of agreements related thereto (2)

10.3+	2008 Omnibus Incentive Plan (2)

10.4+	2008 Employee Stock Purchase Plan and forms of agreements related thereto (2)

10.5+	Amended Employment Agreement, dated as of November 12, 2007, by and between Registrant and Maurice R. Ferré, M.D (2)

10.6+	Employment Agreement, dated as of January 1, 2005, by and between Registrant and Rony Abovitz (2)

10.7+	Amendment to Employment Agreement, dated as of February 5, 2007, by and between Registrant and Rony Abovitz (2)

10.8#	Consulting Agreement, by and between Registrant and Thomas M. Coon, M.D., dated as of April 6, 2007 (2)

10.9#	Consulting Agreement, by and between Registrant and Martin W. Roche, M.D., dated August 12, 2005 (2)

10.10#	Amendment to Consulting Agreement, by and between Registrant and Martin W. Roche, M.D., dated as of July 6, 2007 (2)

10.11#	Development Agreement, by and between Registrant and Martin W. Roche, M.D., dated as of July 6, 2007 (2)

10.12#	License Agreement, dated December 17, 2004, by and between Registrant and Z-Kat, Inc. (2)

10.13	Asset Contribution Agreement, dated December 17, 2004, by and between Registrant and Z-Kat, Inc. (2)

10.14#	Addendum to Asset Contribution Agreement, dated December 28, 2006, by and between Registrant and Z-Kat, Inc. (2)

10.15	Amendment to Addendum to Asset Contribution Agreement, dated April 28, 2007, by and between Registrant and Z-Kat, Inc. (2)

10.16#	License Agreement, by and between Registrant, International Business Machines Corporation and Z-Kat, Inc., dated as of March 29, 2006 (2)

10.17#	License Agreement, by and between Registrant and Integrated Surgical Systems, Inc., dated September 1, 2005 (2)

10.18#

Sublicense Agreement, by and between Registrant and SensAble Technologies, Inc., dated as of May 24, 2006, as amended and supplemented by that certain letter dated May 23, 2007 from SensAble Technologies, Inc. and by that certain letter dated May 23, 2007 from Registrant (2)

10.19#	Research Agreement, by and between Registrant and University of Florida Board of Trustees, dated as of February 10, 2005 (2)

10.20#	Amendment to Research Agreement, by and between Registrant and the University of Florida Board of Trustees, dated as of August 15, 2007 (2)

10.21#	Exclusive License Agreement, by and between Registrant and University of Florida Research Foundation, dated August 15, 2007 (2)

10.22#	License Agreement, by and between Registrant and Encore Medical, L.P., dated as of December 14, 2006 (2)

10.23	Letter of Agreement, by and between Registrant and The Anspach Effort, Inc., dated as of July 6, 2007 (2)

10.24	Multi-Tenant Lease, by and between Registrant and Westport Business Park Associates LLP, last dated January 31, 2006 (2)

10.25#	Development Agreement by and between Registrant and Pro-Dex, Inc., dated December 12, 2007 (2)

10.26+	Form of Incentive Stock Option Agreement related to the 2008 Omnibus Incentive Plan (3)

10.27+	Employment Agreement between Registrant and Duncan Moffat, effective as of April 28, 2008 (4)

10.28+	Summary of 2007 – 2008 Metrics Scorecard Cash Bonus Plan (4)

10.29+	Form of Non-Qualified Stock Option Agreement related to the 2008 Omnibus Incentive Plan (4)

10.30+	Form of Restricted Stock Unit Agreement related to the 2008 Omnibus Incentive Plan (4)

10.31+	Form of Subscription Agreement related to the 2008 Employee Stock Purchase Plan (4)

10.32+	2008 Leadership Cash Bonus Plan (5)

10.33+	Second Amendment to Employment Agreement between Registrant and Steven J. Nunes, effective as of July 21, 2008 (5)

10.34+	2009 Leadership Cash Bonus Plan (7)

10.35+	2009 Performance Bonus Plan for S. Nunes – SVP of Sales & Marketing (7)

10.36+	Amendment to Amended Employment Agreement by and between Registrant and Maurice R. Ferré, M.D., effective February 13, 2009 (8)

10.37+	Amended and Restated Employment Agreement by and between Registrant and Fritz L. LaPorte, effective February 13, 2009 (8)

10.38+	Amended and Restated Employment Agreement by and between Registrant and Menashe R. Frank, effective February 13, 2009 (8)

10.39+	Amended and Restated Employment Agreement by and between Registrant and Steven J. Nunes, effective February 13, 2009 (8)

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 (1)

(1)	Filed herewith

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on September 19, 2007 (Registration No. 333-146162)

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2008

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2008

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2008

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2009

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2009

+	Indicates management contract or compensatory plan.

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Maurice R. Ferré, M.D.
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Dated: March 12, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice R. Ferré, M.D.	President, Chief Executive Officer and	March 12, 2009
Maurice R. Ferré, M.D.	Chairman of the Board (Principal Executive Officer)

/s/ Fritz L. LaPorte	Senior Vice President of Finance and Administration,	March 12, 2009
Fritz L. LaPorte	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/s/ S. Morry Blumenfeld, Ph.D.	Director	March 12, 2009
S. Morry Blumenfeld, Ph.D.

/s/ Gerald A. Brunk	Director	March 12, 2009
Gerald A. Brunk

/s/ Marcelo G. Chao	Director	March 12, 2009
Marcelo G. Chao

/s/ Christopher C. Dewey	Director	March 12, 2009
Christopher C. Dewey

/s/ Charles W. Federico	Director	March 12, 2009
Charles W. Federico

/s/ John G. Freund, M.D.	Director	March 12, 2009
John G. Freund, M.D.

/s/ Frederic H. Moll, M.D.	Director	March 12, 2009
Frederic H. Moll, M.D.

/s/ William D. Pruitt	Director	March 12, 2009
William D. Pruitt

/s/ John J. Savarese, M.D.	Director	March 12, 2009
John J. Savarese, M.D.

EXHIBIT INDEX

Exhibit No.	Description

23	Consent of Ernst & Young LLP, Independent Public Registered Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350