Form 10-Q
period 2009-03-31
MAKO Surgical Corp.
filed 2009-05-07
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009:

Class	Outstanding at April 30, 2009
Common Stock	25,031,152

MAKO Surgical Corp.

i

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$34,574	$62,547
Short-term investments	9,090	1,077
Accounts receivable	2,813	2,727
Inventory	12,202	7,673
Deferred cost of revenue	3,723	3,608
Prepaids and other assets	630	483
Total current assets	63,032	78,115
Long-term investments	5,622	—
Property and equipment, net	4,536	3,424
Intangible assets, net	4,652	4,817
Other assets	130	177
Total assets	$77,972	$86,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,948	$1,809
Accrued compensation and employee benefits	1,535	2,338
Other accrued liabilities	3,872	4,283
Deferred revenue	10,992	11,518
Total current liabilities	19,347	19,948

Deferred revenue	58	71
Total liabilities	19,405	20,019

Stockholders’ equity:
Common stock, $0.001 par value; 135,000,000 authorized as of March 31, 2009 and December 31, 2008; 24,776,283 and 24,684,786 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	25	25
Additional paid-in capital	147,585	146,607
Accumulated deficit	(89,057)	(80,172)
Accumulated other comprehensive income	14	54
Total stockholders’ equity	58,567	66,514
Total liabilities and stockholders’ equity	$77,972	$86,533

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue:
Products	$1,155	$415
Systems – RIO	—	—
Systems – TGS, previously deferred	2,490	—
Service and other	82	83
Total revenue	3,727	498
Cost of revenue:
Products	529	140
Systems – RIO	252	230
Systems – RIO upgrades	1,213	—
Systems – TGS, previously deferred	972	—
Service and other	106	—
Total cost of revenue	3,072	370
Gross profit	655	128
Operating costs and expenses:
Selling, general and administrative	6,771	4,648
Research and development	2,513	3,610
Depreciation and amortization	478	422
Total operating costs and expenses	9,762	8,680
Loss from operations	(9,107)	(8,552)
Interest and other income	222	160
Interest and other expenses	—	(109)
Net loss	(8,885)	(8,501)
Accretion of preferred stock	—	(44)
Dividends on preferred stock	—	(521)
Net loss attributable to common stockholders	$(8,885)	$(9,066)
Net loss per share – Basic and diluted attributable to common stockholders	$(0.36)	$(0.95)
Weighted average common shares outstanding – Basic and diluted	24,741	9,512

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$(8,885)	$(8,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	437	288
Amortization of intangible assets	165	165
Stock-based compensation	830	1,474
Inventory write-down	86	79
Loss on asset impairment	—	63
Accrued interest expense on deferred license fee	—	45
Changes in operating assets and liabilities:
Accounts receivable	(86)	746
Inventory	(4,615)	66
Prepaid and other assets	(147)	(139)
Other assets	47	(1)
Accounts payable	1,139	(700)
Accrued compensation and employee benefits	(803)	(285)
Other accrued liabilities	(390)	(804)
Deferred cost of revenue	(115)	(586)
Deferred revenue	(539)	1,226
Net cash used in operating activities	(12,876)	(6,864)
Investing activities:
Purchase of investments	(14,700)	(1,990)
Proceeds from sales and maturities of investments	1,025	1,993
Acquisition of property and equipment	(1,549)	(700)
Payment of deferred license fee on IBM license	—	(4,000)
Net cash used in investing activities	(15,224)	(4,697)
Financing activities:
Proceeds from initial public offering of common stock, net of underwriting fees of $3,570	—	47,430
Deferred initial public offering costs	—	(970)
Proceeds from employee stock purchase plan	101	—
Exercise of common stock options for cash	26	18
Net cash provided by financing activities	127	46,478
Net increase (decrease) in cash and cash equivalents	(27,973)	34,917
Cash and cash equivalents at beginning of period	62,547	9,615
Cash and cash equivalents at end of period	$34,574	$44,532

Supplemental disclosures of cash flow information
Interest paid	$—	$1

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$44
Accrued dividends on redeemable convertible preferred stock	—	521
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	—	53,667
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	—	6,385
Reclassification of deferred initial public offering costs to additional paid-in capital	—	3,698

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements

March 31, 2009

(Unaudited)

1.  Description of the Business

MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its advanced robotic arm solution and orthopedic implants for minimally invasive orthopedic knee procedures. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida.

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

In October 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for an equity financing of up to approximately $60 million, with initial gross proceeds of approximately $40.2 million, which the Company closed on October 31, 2008, and conditional access to an additional $20 million. The financing resulted in net proceeds to the Company of approximately $39.8 million, after expenses of approximately $448,000. See Note 6 for further discussion of the Securities Purchase Agreement.

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2008 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”). The results of operations for the first quarter of 2009 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

The Company believes its existing cash, cash equivalents and investment balances and interest income earned on these balances, will be sufficient to meet its anticipated cash requirements for at least the next 12 months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements after that period, the Company will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict its operations. The Company may require additional capital beyond its currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and investments. Cash and cash equivalents are deposited in demand and money market accounts at two large financial institutions. Such deposits are generally in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with government regulations, uncertainty of widespread market acceptance of products, access to credit for capital purchases by our customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

The Company’s current versions of its Tactile Guidance System™ (“TGS™”), its MAKO-branded RIO™ Robotic Arm Interactive Orthopedic system, which is the Company’s version 2.0 of its TGS ( the “RIO,” and together with the TGS, the “Robotic Arm System”), its MAKO-branded RESTORIS unicompartmental and RESTORIS MCK multicompartmental knee implant systems have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts when required but has not experienced any credit losses to date.

Revenue Recognition

Revenue is generated from unit sales of the Company’s Robotic Arm System, including installation services, training, upgrades and enhancements, from sales of implants and disposable products, and by providing extended warranty services. The Company’s Robotic Arm System, as well as upgrades and enhancements to its Robotic Arm System, include software that is essential to the functionality of the product and, accordingly, the Company accounts for the sale of the Robotic Arm System pursuant to Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

The Company recognizes product revenue for sales of the Robotic Arm System when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

For arrangements with multiple elements, the Company allocates arrangement consideration to the Robotic Arm Systems, upgrades, enhancements and services based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. VSOE of fair value does not yet exist for all the undelivered elements. Accordingly, all revenue and direct cost of revenue associated with the sale of the Robotic Arm Systems are deferred until the earlier of (1) delivery of all elements or (2) establishment of VSOE of fair value for all undelivered elements.

Subsequent to December 31, 2008, the Company no longer manufactures TGS units, to which associated TGS sales arrangements required it to provide upgrades and enhancements, through and including the delivery of the RIO system. The Company commercially released the RIO system before the end of the first quarter of 2009. Sales arrangements for RIO systems do not require the Company to provide upgrades and enhancements. As a result, revenues related to RIO system sales will not be deferred and will be recognized upon installation of the system, delivery of associated instrumentation and training of at least one surgeon and the surgical staff.

For sales of TGS units through December 31, 2008, the sales arrangements required the Company to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system. Prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Upon satisfaction of the final deliverable of the RIO system, the revenue and direct cost of revenue associated with the sale of TGS units is recognized in the Company’s statement of operations. As recognition of the deferred revenue and deferred cost of revenue balances associated with sales of TGS units is anticipated to occur during 2009, the Company classified these balances as of March 31, 2009 as current liabilities and current assets, respectively. The Company anticipates ultimately recognizing a positive margin on the sales of TGS units, including the satisfaction of the remaining upgrades through and including the final deliverable of the RIO system.

Costs associated with establishing an accrual for the Robotic Arm System standard one-year warranty liability and royalties related to the sale of Robotic Arm Systems covered by licensing arrangements are expensed upon installation and are included in cost of revenue - systems, in the statements of operations.

Product revenue from the sale of implants and disposable products (the “Products”) is recognized as revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectability is reasonably assured. The Products are a separate unit of accounting from the RIO or the TGS as (1) they have value to the customer on a standalone basis, (2) objective and reliable evidence of the fair value of the item exists and (3) no right of return exists once the Products are implanted or consumed. Accordingly, as the Company’s implants and disposable products are sold on a procedural basis, the revenue and costs associated with the sale of Products are recognized at the time of sale (i.e., at the time of the completion of the related surgical procedure).

Service revenue, which is included in other revenue, consists of extended warranty services on the Robotic Arm System hardware, and is deferred and recognized ratably over the service period until no further obligation exists. Costs associated with providing services are expensed as incurred.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred system revenue and deferred service revenue. Deferred system revenue arises from timing differences between the installation of product and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacture of Robotic Arm Systems for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.

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

Inventory

Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. The Company writes down inventory, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

Beginning with the fourth quarter of 2008, manufacturing overhead costs are capitalized and included in inventory. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

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

(in thousands)	March 31,
	2009	2008
Stock options outstanding	3,343	2,100
Warrants to purchase common stock	2,076	463

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. The adoption of EITF 07-05 did not have a material impact on the Company’s results of operations and financial position.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition. The adoption of SFAS 141(R) did not have a material impact on the Company’s results of operations and financial position.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS 160 did not have a material impact on the Company’s results of operations and financial position.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009.  The Company is currently evaluating the impact of FSP 157-4, but does not expect the adoption of FSP 157-4 to have a material impact on its results of operations and financial position.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FAS 124-2”), to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  The Company is currently evaluating the impact of FSP 115-2 and FAS 124-2, but does not expect the adoption of FSP 115-2 and FAS 124-2 to have a material impact on its results of operations and financial position.

Reclassifications

Certain insignificant reclassifications have been made to the prior periods’ statement of cash flows to conform to the current period’s presentation.

3.  Investments

The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest and other expenses. Interest and dividends on securities classified as available-for-sale are included in interest and other income. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

As of March 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$9,084	$6	$—	$9,090
Long-term investments:
U.S. government agencies	3,063	3	—	3,066
U.S. corporate debt	2,551	5	—	2,556
Total investments	$14,698	$14	$—	$14,712

As of December 31, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Certificates of deposit	$61	$—	$—	$61
Variable auction rate securities	962	54	—	1,016
Total short-term investments	$1,023	$54	$—	$1,077

As of March 31, 2009, all short-term investments had maturity dates of less than one year.

The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)	Fair Value Measurements at the Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$9,090	$9,090	$—	$—
Long-term investments:
U.S. government agencies	3,066	3,066
U.S. corporate debt	2,556	2,556	—	—
Total investments	$14,712	$14,712	$—	$—

The table below provides a reconciliation of auction rate securities assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended March 31, 2009.

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended March 31, 2009
Balance at beginning of period	$1,016
Transfers into Level 3	—
Total gains realized included in earnings	63
Total change in other comprehensive income	(54)
Sales/redemptions	(1,025)
Balance at March 31, 2009	$—

The total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

4.  Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Raw materials	$5,431	$3,809
Work-in-process	1,284	748
Finished goods	5,487	3,116
Total inventory	$12,202	$7,673

5.  Commitments and Contingencies

Purchase Commitments

At March 31, 2009, the Company was committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $4.8 million.

Contingencies

In November 2007, the Company received a letter from counsel to SensAble Technologies, Inc. (“SensAble”), a licensor to the Company, alleging that the Company infringed certain of its patents and breached a confidentiality provision in the license agreement between SensAble and the Company dated May 2006 (the “SensAble License Agreement”). In the letter, SensAble alleged, among other things, that the Company exceeded the scope of its licensed field of computer assisted surgery by using its technology for, among other things, pre-operative planning and post-operative follow-up. SensAble also alleged that the Company’s TGS infringed one or more claims in five U.S. patents that are not among the patents licensed to the Company pursuant to the SensAble License Agreement.

The Company investigated SensAble’s allegations, and, based on the opinion of external counsel, it believes that if SensAble initiates a lawsuit against the Company, a court should find that its TGS does not infringe any of the SensAble patents identified in the November 2007 letter. The Company communicated its belief to SensAble. SensAble has not commenced any legal action against the Company, but may do so in the future. The letter from counsel to SensAble stated that unless the Company, among other things, ceases and desists from alleged infringement of SensAble’s patents or pays additional licensing fees, including a proposed licensing fee of $30 million for additional patents not included in the SensAble License Agreement, SensAble intends to bring a lawsuit against the Company. The Company intends to vigorously defend itself against these allegations in the event of a lawsuit. There has been no communication from SensAble with respect to this matter since the second quarter of 2008, and the Company therefore views legal action against the Company as unlikely. Nevertheless, the Company cannot predict the outcome of this matter at this time.

The Company is a party to other legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

6.  Securities Purchase Agreement

In October 2008, the Company entered into a Securities Purchase Agreement for an equity financing of up to approximately $60 million, with initial gross proceeds of approximately $40.2 million, which the Company closed on October 31, 2008, and conditional access to an additional $20 million (the “Second Closing”). The financing resulted in net proceeds to the Company of approximately $39.8 million, after expenses of approximately $448,000. In connection with the financing, the Company issued and sold to the participating investors 6,451,613 shares of its common stock at a purchase price of $6.20 per share and issued to participating investors, at the purchase price of $0.125 per warrant, warrants to purchase 1,290,323 shares of common stock at an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. Subject to the Company’s satisfaction of certain business related milestones before December 31, 2009, the Company will have the right to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock. At the initial closing, the investors that agreed to provide the additional $20 million investment received warrants to purchase an additional 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share. These warrants will not be exercisable until the earlier of the Second Closing or December 31, 2009, and are subject to forfeiture if the investors do not participate in the Second Closing.

Although the Second Closing is conditioned upon achievement of certain business related milestones before December 31, 2009, the Company received the necessary stockholder approval in January 2009 for the potential future issuance of $20 million of common stock along with related warrants as contemplated by the Securities Purchase Agreement.

7.  Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

As of March 31, 2009 and December 31, 2008, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of March 31, 2009, there were no shares of preferred stock issued or outstanding.

Common Stock

As of March 31, 2009 and December 31, 2008, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2009 and 2008, the Company recorded comprehensive losses of approximately $8,925,000 and $8,498,000, respectively. The difference between comprehensive loss and net loss for the three months ending March 31, 2009 and 2008 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

During the three months ended March 31, 2009 and 2008, stock-based compensation expense was approximately $830,000 and $1.5 million, respectively. Included within stock-based compensation expense for the three months ended March 31, 2009 were $569,000 related to stock option grants, $227,000 related to the partial vesting of 741,075 shares of restricted stock granted to the Company’s CEO at various dates from 2005 through 2007, and $34,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”).

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), its MAKO Surgical Corp. 2008 Omnibus Incentive Plan (the “2008 Plan,” and together with the 2004 Plan, the “Plans”), and its 2008 Employee Stock Purchase Plan are described in the notes to financial statements in the Form 10-K. Generally, the Company’s outstanding stock options vest over four years. However, certain stock options granted in 2004 vested on the date of grant. Stock options granted to certain non-employee directors generally vest over three years. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant; however, certain stock options granted in 2007 began vesting upon the achievement of performance conditions.

Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years. Options issued under the 2008 Plan that are forfeited or expire will be made available for new grants under the 2008 Plan. Options issued under the 2004 Plan that are forfeited or expire will not be made available for new grants under the 2008 Plan. All future awards will be made under the Company’s 2008 Plan.

The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1 of each year in an amount equal to the least of (1) four percent (4%) of the total number of shares of common stock outstanding on December 31 of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2009 was approximately 998,000.

Activity under the Plans is summarized as follows:

(in thousands, except per share data)	Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2008	$733	$2,193	$5.56
Shares reserved	998	—	—
Options granted	(1,186)	1,186	8.06
Options exercised	—	(33)	0.75
Options forfeited under the 2004 Plan	—	(1)	8.44
Options forfeited under the 2008 Plan	2	(2)	9.30
Balance at March 31, 2009	547	3,343	6.49

As of March 31, 2009, there was total unrecognized compensation cost of approximately $10.8 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan) granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.1 years as of March 31, 2009.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.99% - 2.42%	3.45% - 3.54%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	56.80% - 56.86%	56.49% - 56.72%

Warrants

In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants are immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of March 31, 2009, all the warrants were outstanding and exercisable, and none have been exercised.

See Note 6 for disclosure regarding the issuance of warrants in connection with the Company’s October 2008 financing transaction.

8.  Income Taxes

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the timing and number of planned new product introductions, market acceptance of the MAKOplasty® solution, the future availability of implants and components of our Tactile Guidance System™, or TGS™, and our RIO™ Robotic Arm Interactive Orthopedic, or RIO system, from third-party suppliers, including single source suppliers, the anticipated adequacy of our capital resources to meet the needs of our business, our ability to sustain, and our goals for, sales and earnings growth and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a further economic downturn on the ability of our customers to secure adequate funding to buy our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to product releases, decreases in sales of our principal product lines, increases in expenditures related to increased governmental regulation of our business, unanticipated issues in securing regulatory clearance or approvals for upgrades or changes to our products, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop and market our products. These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, or SEC, on March 12, 2009. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Through December 31, 2008, our recognized revenue was primarily generated from the sale of our implants and disposable products utilized in knee MAKOplasty procedures. In accordance with our revenue recognition policy, upon the sale of our Tactile Guidance System, or TGS, we deferred recognition of the related revenue and direct cost of revenue until delivery of the RIO system, which is version 2.0 of the TGS. We commercially released the RIO system before the end of the first quarter of 2009. For the three months ended March 31, 2009, upon delivery of the RIO system we recognized the revenue and the direct cost of revenue in our statement of operations from four previously deferred unit sales of our TGS. We describe this in more detail in the “Factors Which May Influence Future Results of Operations” section below. We have incurred net losses in each year since our inception and, as of March 31, 2009, we had an accumulated deficit of $89.1 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and burdens associated with the rapid expansion of our operations and operating as a public company.

Recent key milestones in the development of our business include the following:

•  We commercially released our RIO system before the end of the first quarter of 2009. As of March 31, 2009, upon delivery of the RIO system we recognized the revenue and the direct cost of revenue in our statement of operations from four previously deferred unit sales of our TGS.

•  We released our MAKO-branded RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK, on a limited basis in the first quarter of 2009 and we intend to have a full commercial release of RESTORIS MCK in the second quarter of 2009. As of March 31, 2009, thirteen RESTORIS MCK bicompartmental knee MAKOplasty procedures were performed since the limited release of RESTORIS MCK.

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

Revenue

Revenue is generated from unit sales of our robotic arm systems, including installation services, training and upgrades and enhancements, from sales of implants and disposable products and sales of extended warranty service contracts. Through December 31, 2008, our recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. For the three months ended March 31, 2009, we also recognized revenue from sales of our robotic arm systems in our statement of operations as discussed below.

Subsequent to December 31, 2008, we no longer manufacture TGS units, to which associated TGS sales arrangements required us to provide upgrades and enhancements, through and including the delivery of the RIO system. We commercially released the RIO system before the end of the first quarter of 2009. Sales arrangements for RIO systems do not require the Company to provide upgrades and enhancements. As a result, revenues related to RIO system sales will not be deferred and will be recognized upon installation of the system, delivery of associated instrumentation and training of at least one surgeon and the surgical staff.

For sales of TGS units through December 31, 2008, the sales arrangements required us to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system. Prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Upon satisfaction of the final deliverable of the RIO system, the revenue and direct cost of revenue associated with the sale of TGS units is recognized in our statement of operations. For the three months ended March 31, 2009, upon the satisfaction of the revenue recognition criteria, we recognized the revenue and the direct cost of revenue in our statement of operations for four previously deferred unit sales of our TGS. As recognition of the remaining deferred revenue and deferred cost of revenue balances associated with sales of TGS units is anticipated to occur during 2009, we classified these balances as current liabilities and current assets, respectively, as of March 31, 2009. We anticipate ultimately recognizing a positive margin on the sales of TGS units, including the satisfaction of the remaining upgrades through and including the final deliverable of the RIO system.

For the three months ended March 31, 2009, we deferred recognition of the revenue and the direct cost of revenue associated with three new unit sales of our RIO system, which occurred in the first quarter of 2009. Due to the timing of the release of the RIO system near the end of the first quarter of 2009, all related revenue recognition criteria had not been satisfied for these RIO system sales, and recognition of the revenue and the direct cost of revenue for these sales were deferred. We anticipate recognizing the deferred revenue and the direct cost of revenue for these RIO system sales in our statement of operations in the second quarter of 2009.

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

Cost of Revenue

Cost of revenue primarily consists of the direct costs associated with the manufacture of robotic arm systems, implants and disposable products for which revenue has been recognized or deferred in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the cost associated with establishing at the time of installation an accrual for the robotic arm system standard one-year warranty liability, royalties related to the sale of products covered by licensing arrangements and write-offs of obsolete or impaired inventory.

The direct cost of revenue associated with the sale of TGS units is deferred until the recognition of the related revenue. In addition, we expect that deferred costs of revenue associated with the sale of TGS units will be higher during the deferral period due to the additional costs associated with providing hardware enhancements and upgrades through and including the delivery of the RIO system.

Beginning with the fourth quarter of 2008, manufacturing overhead costs are capitalized in inventory and included in cost of revenue as products are sold and revenue is recognized in the statements of operations. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation and benefits, for sales, marketing, operations, regulatory, quality, executive, finance, legal and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, and recruiting expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, an increased number of employees necessary to support our continued growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we are currently taking preliminary steps to investigate the feasibility of establishing clinical sites outside the United States, which may also increase our selling, general and administrative expenses, and we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our future product offerings.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes to those policies for the three months ended March 31, 2009.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Revenue.  Revenue was $3.7 million for the three months ended March 31, 2009, compared to $498,000 for the three months ended March 31, 2008. The increase in revenue of $3.2 million was primarily due to the recognition of approximately $2.5 million of revenue from four previously deferred unit sales of our TGS as described in the “Factors Which May Influence Future Results of Operations” section above. In accordance with our revenue recognition policy, recognition of unit sales of our TGS is deferred until delivery of the RIO system, which we commercially released before the end of the first quarter of 2009. Prior to the first quarter of 2009, recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. Total revenue was also positively impacted by a $740,000 increase in product revenue attributable to an increase in knee MAKOplasty procedures performed during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008. There were 265 knee MAKOplasty procedures performed during the three months ended March 31, 2009 compared to 102 knee MAKOplasty procedures performed during three months ended March 31, 2008. We expect our revenue to increase as (1) the number of knee MAKOplasty procedures performed increases in future periods, (2) revenues related to future unit sales of our RIO system are recognized in our statement of operations, and (3) deferred revenue related to previous unit sales of our TGS is recognized in our statement of operations upon satisfaction of all the related revenue recognition criteria, including the delivery of the RIO system. As recognition of the remaining deferred revenue and deferred cost of revenue balances associated with sales of TGS units is anticipated to occur during 2009, we classified these balances as current liabilities and current assets, respectively, as of March 31, 2009.

Cost of Revenue.  Cost of revenue was $3.1 million for the three months ended March 31, 2009, compared to $370,000 for the three months ended March 31, 2008. The increase in cost of revenue of $2.7 million was primarily due to the recognition of the direct cost of revenue from four previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades, as described in the “Factors Which May Influence Future Results of Operations” section above, and to an increase in knee MAKOplasty procedures performed. We expect our cost of revenue to increase as (1) the number of knee MAKOplasty procedures performed increases in future periods, (2) cost of revenue related to future unit sales of our RIO system is recognized in our statement of operations, and (3) deferred cost of revenue related to previous unit sales of our TGS is recognized in our statement of operations upon satisfaction of all the related revenue recognition criteria, including the delivery of the RIO system.

Selling, General and Administrative.  Selling, general and administrative expense was $6.8 million for the three months ended March 31, 2009, compared to $4.7 million for the three months ended March 31, 2008. The increase of $2.1 million, or 46%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the three months ended March 31, 2009 also included $642,000 of stock-based compensation expense compared with $424,000 for the three months ended March 31, 2008. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2009 and 2008. We expect our selling, general and administrative expense to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, continued growth in operations and the costs associated with operating as a public company.

Research and Development.  Research and development expense was $2.5 million for the three months ended March 31, 2009, compared to $3.6 million for the three months ended March 31, 2008. The decrease of $1.1 million, or 30%, was primarily due to a nonrecurring charge of $949,000 incurred in the first quarter of 2008 associated with the vesting in full, upon completion of our IPO in February 2008, of restricted common stock issued pursuant to business consultation agreements entered into in December 2004. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Depreciation and Amortization.  Depreciation and amortization expense was $478,000 for the three months ended March 31, 2009, compared to $422,000 for the three months ended March 31, 2008. The increase of $56,000, or 13%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2009 and 2008.

Interest and Other Income.  Interest income was $222,000 for the three months ended March 31, 2009, compared to $160,000 for the three months ended March 31, 2008. The increase of $62,000, or 39%, was primarily due an increase in cash, cash equivalents and investment balances from the net proceeds of our equity financing in October 2008.

Interest and Other Expense.  Interest and other expense was $0 for the three months ended March 31, 2009, compared to $109,000 for the three months ended March 31, 2008. Through February 2008, interest and other expense consisted primarily of the amortization of a $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008.

Income Taxes.  No income taxes were recognized for the three months ended March 31, 2009 and 2008, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the three months ended March 31, 2009 and 2008, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Three Months Ended March 31,
	2009	2008
Cash used in operating activities	$(12,897)	$(6,864)
Cash used in investing activities	(15,224)	(4,697)
Cash provided by financing activities	148	46,478
Net increase (decrease) in cash and cash equivalents	$(27,973)	$34,917

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of March 31, 2009, we had an accumulated deficit of $89.1 million and financed our operations principally through the sale of Series A, B and C redeemable convertible preferred stock, the completion of the IPO of our common stock in February 2008, and our equity financing in October 2008. Through March 31, 2009, we received net proceeds of $52.2 million from the issuance of Series A, B and C redeemable convertible preferred stock. In February 2008, we completed our IPO of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to us, after expenses, of approximately $43.8 million. In conjunction with the closing of the IPO, in February 2008, all of our outstanding Series A, Series B and Series C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, as adjusted for a one-for-3.03 reverse stock split, which has been retroactively reflected in the accompanying financial statements.

In October 2008, we entered into a Securities Purchase Agreement for an equity financing of up to approximately $60 million, with initial gross proceeds of approximately $40.2 million, which we closed on October 31, 2008, and conditional access to an additional $20 million, referred to as the Second Closing. In connection with the financing, we issued and sold to the participating investors 6,451,613 shares of our common stock at a purchase price of $6.20 per share and issued warrants to the participating investors to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. In addition, we issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share to investors that agreed purchase an additional $20 million of common stock in the Second Closing. The financing resulted in net proceeds of approximately $39.8 million, after expenses of approximately $448,000.

Although the Second Closing is conditioned upon our achievement of certain business related milestones before December 31, 2009, we received the necessary stockholder approval in January 2009 for the potential future issuance of $20 million of common stock along with related warrants as contemplated by the Securities Purchase Agreement.

As of March 31, 2009, we had approximately $49.3 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and AAA rated U.S. corporate debt.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and inventory write-downs. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets for the three months ended March 31, 2009 is approximately $4.6 million of increases in inventory necessitated by the commercial release of the RIO system and increased sales of implants and disposable products. The increase in inventory is also attributable to purchases made in 2009 in anticipation of the full commercial release of the RESTORIS MCK implant system in the second quarter of 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was primarily attributable to the purchase of investments of $14.7 million, purchases of $1.5 million of property and equipment as we invested in our corporate infrastructure to support the growth of our company, which was partially offset by proceeds of $1.0 million from sales and maturities of investments. Net cash used in investing activities for the three months ended March 31, 2008 was primarily attributable to the payment of a $4.0 million deferred license fee due to IBM upon completion of our IPO and purchases of $700,000 of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2009 was primarily attributable to proceeds received under our employee stock purchase plan. Net cash provided by our financing activities for the three months ended March 31, 2008 was primarily attributable to net proceeds received in connection with our IPO in February 2008.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, commercialize our RIO system and RESTORIS implant systems, continue research and development of existing and future products and continue development of the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the commercialization of our RIO system and RESTORIS implant systems.

We believe our existing cash, cash equivalents and investment balances, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility. The sale of additional equity and debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all. In connection with the October 2008 equity financing with initial gross proceeds of approximately $40.2 million, we obtained a call right, subject to our satisfaction of certain business milestones, to an additional $20 million from certain investors in exchange for additional warrants to purchase shares of our common stock. There is no guarantee that we will satisfy the milestones, or, if we do satisfy them and choose to exercise our call right, the investors will be able to comply with their obligations. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

Contractual Obligations

At March 31, 2009, we were committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $4.8 million.

Other than as described above and scheduled payments through March 31, 2009, there have been no significant changes in our contractual obligations during the three months ended March 31, 2009 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. The adoption of EITF 07-05 did not have a material impact on our results of operations and financial position.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition. The adoption of SFAS 141(R) did not have a material impact on our results of operations and financial position.

Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS 160 did not have a material impact on our results of operations and financial position.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. We are currently evaluating the impact of FSP 157-4, but do not expect the adoption of FSP 157-4 to have a material impact on our results of operations and financial position.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FAS 124-2”), to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009. We are currently evaluating the impact of FSP 115-2 and FAS 124-2, but do not expect the adoption of FSP 115-2 and FAS 124-2 to have a material impact on our results of operations and financial position.

Other than as described above, there have been no significant changes in Recent Accounting Pronouncements during the three months ended March 31, 2009 as compared to the Recent Accounting Pronouncements described in our Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash, cash equivalents and investments. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs, with the need to maximize value being an important consideration. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities including notes and bonds from U.S. government agencies and AAA rated U.S. corporate debt. The securities in our investment portfolio are not leveraged and are classified as available for sale. We currently do not hedge interest rate exposure. We do not believe that a variation in market rates would significantly impact the value of our investment portfolio.

ITEM 4T.  CONTROLS AND PROCEDURES.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

We have used and currently intend to use the proceeds from the IPO, net of a deferred license fee payment of $4.0 million due to IBM upon completion of IPO and the underwriting discounts and commissions, as set forth below.

•	Approximately $14.0 - $20.0 million for the expansion of sales and marketing activities;

•	Approximately $12.0 - $18.0 million for continuation of research and development activities; and

•	The remainder to fund working capital and other general corporate purposes, including the expenses associated with the IPO.

Management has broad discretion over the uses of the proceeds of the IPO. In addition to payment of the IBM deferred license fee during the first quarter of 2008, as of March 31, 2009, we had used approximately $10.4 million of the IPO proceeds for sales and marketing activities, $10.7 million for research and development activities and $12.0 million for working capital and general corporate purposes. The remaining $6.7 million of the IPO proceeds is invested in highly liquid, short-term, interest-bearing funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a special meeting of our stockholders on January 27, 2009 at our headquarters in Fort Lauderdale, Florida to seek approval of the potential Second Closing of our October 2008 equity financing. The proposal considered at the special meeting was the approval of the sale and issuance of shares of our common stock and warrants for the purchase of additional shares of our common stock to certain investors, which in the aggregate would represent 20% or more of the Company’s outstanding common stock, at a price per share that may be lower than the market value of our common stock on October 28, 2008, for an aggregate consideration of $20,000,000 in cash. The results of this proposal were as follows: 16,600,569 shares voted in favor, 12,112 shares voted against, and 9,015 shares abstained. There were no broker non-votes on this matter. This proposal was approved by our stockholders.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement between MAKO Surgical Corp. and Ivan Delevic, effective as of April 27, 2009 (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 28, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: May 7, 2009	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement between MAKO Surgical Corp. and Ivan Delevic, effective as of April 27, 2009 (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 28, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350