Form 10-Q
period 2009-06-30
MAKO Surgical Corp.
filed 2009-08-05
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________________

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2009:

Class	Outstanding at July 30, 2009
Common Stock	25,133,711

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.
Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$20,990	$62,547
Short-term investments	11,404	1,077
Accounts receivable	2,238	2,727
Inventory	11,102	7,673
Deferred cost of revenue	―	3,608
Prepaids and other assets	1,137	483
Total current assets	46,871	78,115
Long-term investments	3,317	―
Property and equipment, net	5,517	3,424
Intangible assets, net	4,631	4,817
Other assets	130	177
Total assets	$60,466	$86,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,785	$1,809
Accrued compensation and employee benefits	1,644	2,338
Other accrued liabilities	3,966	4,283
Deferred revenue	106	11,518
Total current liabilities	7,501	19,948

Deferred revenue	46	71
Total liabilities	7,547	20,019

Stockholders’ equity:
Common stock, $0.001 par value; 135,000,000 authorized as of June 30, 2009 and December 31, 2008; 24,808,626 and 24,684,786 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	25	25
Additional paid-in capital	148,309	146,607
Accumulated deficit	(95,481)	(80,172)
Accumulated other comprehensive income	66	54
Total stockholders’ equity	52,919	66,514
Total liabilities and stockholders’ equity	$60,466	$86,533

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Products	$1,669	$579	$2,824	$993
Systems – RIO	4,294	―	4,294	―
Systems – TGS, previously deferred	8,807	―	11,297	―
Service and other	134	125	216	208
Total revenue	14,904	704	18,631	1,201
Cost of revenue:
Products	1,026	244	1,555	384
Systems – RIO	2,448	235	2,700	466
Systems – RIO upgrades	3,970	―	5,183	―
Systems – TGS, previously deferred	2,634	―	3,606	―
Service and other	204	1	310	1
Total cost of revenue	10,282	480	13,354	851
Gross profit	4,622	224	5,277	350
Operating costs and expenses:
Selling, general and administrative	7,434	5,119	14,205	9,767
Research and development	3,090	2,485	5,603	6,094
Depreciation and amortization	589	425	1,067	847
Total operating costs and expenses	11,113	8,029	20,875	16,708
Loss from operations	(6,491)	(7,805)	(15,598)	(16,358)
Interest and other income	67	241	289	401
Interest and other expenses	―	(1)	―	(109)
Net loss	(6,424)	(7,565)	(15,309)	(16,066)
Accretion of preferred stock	―	―	―	(44)
Dividends on preferred stock	―	―	―	(521)
Net loss attributable to common stockholders	$(6,424)	$(7,565)	$(15,309)	$(16,631)
Net loss per share – Basic and diluted attributable to common stockholders	$(0.26)	$(0.42)	$(0.62)	$(1.20)
Weighted average common shares outstanding – Basic and diluted	24,806	18,106	24,774	13,809

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except per share data)
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net loss	$(15,309)		$(16,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	996		615
Amortization of intangible assets	336		330
Stock-based compensation	1,866		2,059
Inventory write-down	265		77
Amortization of premium on investment securities	44		―
Accrued interest expense on deferred license fee	―		45
Changes in operating assets and liabilities:
Accounts receivable	489		(703)
Inventory	(6,178)		(2,094)
Prepaid and other assets	(654)		(81)
Other assets	47		(53)
Accounts payable	(24)		(22)
Accrued compensation and employee benefits	(694)		(472)
Other accrued liabilities	(317)		(71)
Deferred cost of revenue	3,608		(1,229)
Deferred revenue	(11,437)		3,180
Net cash used in operating activities	(26,962)		(14,485)
Investing activities:
Purchase of investments	(14,701)		(1,990)
Proceeds from sales and maturities of investments	1,025		3,081
Acquisition of property and equipment	(605)		(633)
Acquisition of intangible assets	(150)		―
Payment of deferred license fee on IBM license	―		(4,000)
Net cash used in investing activities	(14,431)		(3,542)
Financing activities:
Proceeds from initial public offering of common stock, net of underwriting fees of $3,570	―		47,430
Deferred initial public offering costs	―		(972)
Deferred equity financing costs	(56)		―
Proceeds from employee stock purchase plan	206		―
Payment of payroll taxes relating to the vesting of restricted stock	(350)		―
Exercise of common stock options for cash	36		29
Net cash provided by (used in) financing activities	(164)		46,487

Net increase (decrease) in cash and cash equivalents	(41,557)		28,460
Cash and cash equivalents at beginning of period	62,547		9,615
Cash and cash equivalents at end of period	$20,990		$38,075

Non-cash investing and financing activities:
Receipt of 40,211 shares of common stock delivered in payment of payroll taxes	$350	$	―
Transfers of inventory to property and equipment	2,484		556
Accretion of redeemable convertible preferred stock	―		44
Accrued dividends on redeemable convertible preferred stock	―		521
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	―		53,667
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	―		6,385
Reclassification of deferred initial public offering costs to additional paid-in capital	―		3,700

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
June 30, 2009
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

          In October 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for an equity financing of up to approximately $60 million, with initial gross proceeds of approximately $40.2 million, which the Company closed on October 31, 2008, and conditional access to an additional $20 million. The financing resulted in net proceeds to the Company of approximately $39.7 million, after expenses of approximately $525,000. See Note 6 for further discussion of the Securities Purchase Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2008 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”). The results of operations for the second quarter of 2009 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

          In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances and interest income earned on these balances will be sufficient to meet its anticipated cash requirements through at least the first quarter of 2010. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements after that period, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modify its current business plan. The sale of additional equity and convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict its operations and issuance of dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

Concentrations of Credit Risk and Other Risks and Uncertainties

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and investments. The Company’s cash and cash equivalents are deposited in demand and money market accounts at two large financial institutions. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

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

          The Company’s current versions of its MAKO-branded RIO® Robotic Arm Interactive Orthopedic system (“RIO”), which is the Company’s version 2.0 of its Tactile Guidance System™ (“TGS™,” and together with the RIO, the “Robotic Arm System”), its MAKO-branded RESTORIS unicompartmental and RESTORIS MCK multicompartmental knee implant systems and its TGS have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

          The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful but has not experienced any credit losses to date.

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

          The Company recognizes system revenue for sales of the Robotic Arm System when there is persuasive evidence of a sales arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by SOP 97-2. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

          For arrangements with multiple elements, the Company allocates arrangement consideration to the Robotic Arm Systems, upgrades, enhancements and services based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. Revenue and direct cost of revenue associated with the sale of the Robotic Arm Systems are recognized upon the earlier of (1) delivery of all elements or (2) establishment of VSOE of fair value for all undelivered elements.

          Subsequent to December 31, 2008, the Company no longer manufactures TGS units, to which associated TGS sales arrangements required it to provide upgrades and enhancements, through and including the delivery of the RIO system. The Company commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require the Company to provide upgrades and enhancements. As a result, revenues related to RIO system sales will be recognized upon installation of the system, delivery of associated instrumentation and training of at least one surgeon and the surgical staff.

          For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO), which the TGS sales arrangements required the Company to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. During the six month period ended June 30, 2009, upon delivery of the RIO system, the Company recognized the revenue and the direct cost of revenue in its statement of operations of all previously deferred unit sales of its TGS. As of June 30, 2009, the deferred revenue balance consists solely of deferred service revenue as discussed below.

          Costs associated with establishing an accrual for the Robotic Arm System standard one-year warranty liability and royalties covered by licensing arrangements related to the sale of Robotic Arm Systems are expensed upon installation and are included in cost of revenue - systems, in the statements of operations.

          Product revenue from the sale of implants and disposable products (the “Products”) is recognized as revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectability is reasonably assured. The Products are a separate unit of accounting from the Robotic Arm Systems as (1) they have value to the customer on a standalone basis, (2) objective and reliable evidence of the fair value of the item exists and (3) no right of return exists once the Products are implanted or consumed. Accordingly, as the Company’s implants and disposable products are sold on a procedural basis, the revenue and costs associated with the sale of Products are recognized at the time of sale (i.e., at the time of the completion of the related surgical procedure).

          Service revenue, which is included in other revenue, consists of extended warranty services on the Robotic Arm System hardware, and is deferred and recognized ratably over the service period until no further obligation exists. Costs associated with providing extended warranty services are expensed as incurred.

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred system revenue and deferred service revenue. Deferred system revenue arises from timing differences between the installation of Robotic Arm Systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacture of Robotic Arm Systems for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively. As of June 30, 2009, the deferred revenue balance consists solely of deferred service revenue.

Intangible Assets

          The Company’s intangible assets are comprised of a purchased patent application and licenses to intellectual property rights. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives (generally the life of underlying patents), which range from approximately 5 to 19 years.

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

          Beginning with the fourth quarter of 2008, manufacturing overhead costs have been capitalized and included in inventory. As of June 30, 2009 and December 31, 2008, capitalized manufacturing overhead included in inventory was approximately $563,000 and $282,000, respectively. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

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

(in thousands)	June 30,
	2009	2008
Stock options outstanding	3,544	2,191

Warrants to purchase common stock	2,076	463

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

          Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, for some instruments that are potentially subject to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9 of SFAS No. 133, it is still necessary to evaluate whether it is classified in stockholders’ equity. The adoption of EITF 07-05 did not have a material impact on the Company’s results of operations and financial position.

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

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s results of operations and financial position.

          In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FAS 124-2”), to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have a material impact on the Company’s results of operations and financial position.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 is effective for interim or annual periods ending after June 15, 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on August 5, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

Recent Accounting Pronouncements

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on the Company’s results of operations and financial position.

Reclassifications

          Certain reclassifications have been made to the prior periods’ statement of cash flows to conform to the current period’s presentation.

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

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of June 30, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Short-term investments:
U.S. government agencies	$11,363	$41	$	―	$11,404
Long-term investments:
U.S. government agencies	753	7		―	760
U.S. corporate debt	2,539	18		―	2,557
Total investments	$14,655	$66	$	―	$14,721

          As of December 31, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Short-term investments:
Certificates of deposit	$61	$	―	$	―	$61
Variable auction rate securities	962		54		―	1,016
Total short-term investments	$1,023		$54	$	―	$1,077

          As of June 30, 2009, all short-term investments had maturity dates of less than one year. As of June 30, 2009, all long-term investments had maturity dates between one and two years.

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$11,404	$11,404	$	―	$	―
Long-term investments:
U.S. government agencies	760	760		―		―
U.S. corporate debt	2,557	2,557		―		―
Total investments	$14,721	$14,721	$	―	$	―

          The table below provides a reconciliation of auction rate securities assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three and six months ended June 30, 2009.

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Balance at beginning of period	$	―		$1,016
Transfers into Level 3		―		―
Total gains realized included in earnings		―		63
Total change in other comprehensive income		―		(54)
Sales/redemptions		―		(1,025)
Balance at June 30, 2009	$	―	$	―

The total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$	―	$	―

          Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), with no material impact on its financial position or its results of operations. FSP 157-2 deferred for one year the effective date of SFAS No. 157 for certain nonfinancial assets and certain nonfinancial liabilities.

Fair Value of Financial Instruments

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4. Inventory

          Inventory consisted of the following:

(in thousands)	June 30, 2009	December 31, 2008
Raw materials	$3,494	$3,809
Work-in-process	1,205	748
Finished goods	6,403	3,116
Total inventory	$11,102	$7,673

5. Commitments and Contingencies

Purchase Commitments

          At June 30, 2009, the Company was committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $3.3 million.

Contingencies

          The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

6. Securities Purchase Agreement

          In October 2008, the Company entered into a Securities Purchase Agreement for an equity financing of up to approximately $60 million, with initial gross proceeds of approximately $40.2 million, which the Company closed on October 31, 2008, and conditional access to an additional $20 million (the “Second Closing”). The financing resulted in net proceeds to the Company of approximately $39.7 million, after expenses of approximately $525,000. In connection with the financing, the Company issued and sold to the participating investors 6,451,613 shares of its common stock at a purchase price of $6.20 per share and issued to participating investors, at the purchase price of $0.125 per warrant, warrants to purchase 1,290,323 shares of common stock at an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. Subject to the Company’s satisfaction of certain business related milestones before December 31, 2009, the Company will have the right (but not the obligation) to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock. At the initial closing, the investors that agreed to provide the additional $20 million investment received warrants to purchase an additional 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share. These warrants will not be exercisable until the earlier of the Second Closing or December 31, 2009, and are subject to forfeiture if the investors do not participate in the Second Closing.

          Although the Second Closing is conditioned upon achievement of certain business related milestones before December 31, 2009, the Company received the necessary stockholder approval in January 2009 for the potential future issuance of $20 million of common stock along with related warrants as contemplated by the Securities Purchase Agreement.

7. Preferred Stock and Stockholders’ Equity

Preferred Stock

          As of June 30, 2009 and December 31, 2008, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of June 30, 2009, there were no shares of preferred stock issued or outstanding.

Common Stock

          As of June 30, 2009 and December 31, 2008, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

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

Comprehensive Loss

          Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended June 30, 2009 and 2008, the Company recorded comprehensive losses of approximately $6,372,000 and $7,565,000, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded comprehensive losses of approximately $15,297,000 and $16,063,000, respectively. The difference between comprehensive loss and net loss for the three and six months ending June 30, 2009 and 2008 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

          On May 22, 2009, the Company issued 100,000 shares of restricted stock to its Chief Executive Officer at a fair value of $8.70 per share on the date of issuance. The restricted stock will vest over a four-year period. On May 22, 2009, 40,211 shares of common stock were surrendered by the Chief Executive Officer to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the Company’s Chief Executive Officer. As of June 30, 2009, 800,864 shares of restricted stock granted to the Company’s Chief Executive Officer were issued and outstanding.

          During the three months ended June 30, 2009 and 2008, stock-based compensation expense was approximately $1.0 million and $586,000, respectively. Included within stock-based compensation expense for the three months ended June 30, 2009 were $745,000 related to stock option grants, $250,000 related to the partial vesting of 800,864 shares of restricted stock granted to the Company’s Chief Executive Officer at various dates from 2005 through 2009, and $41,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). During the six months ended June 30, 2009 and 2008, stock-based compensation expense was approximately $1.9 million and $2.1 million, respectively. Included within stock-based compensation expense for the six months ended June 30, 2009 were $1.3 million related to stock option grants, $477,000 related to the partial vesting of 800,864 shares of restricted stock granted to the Company’s Chief Executive Officer at various dates from 2005 through 2007, and $75,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

          Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years. Options issued under the 2008 Plan that are forfeited or expire will be made available for new grants under the 2008 Plan. Options issued under the 2004 Plan that are forfeited or expire will not be made available for new grants under the 2008 Plan. All future awards will be made under the 2008 Plan.

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2008	733	2,193	$5.56
Shares reserved	998	―	―
Restricted stock issued	(100)	―	―
Options granted	(1,412)	1,412	7.96
Options exercised	―	(47)	0.75
Options forfeited under the 2004 Plan	―	(5)	10.81
Options forfeited under the 2008 Plan	9	(9)	8.56
Balance at June 30, 2009	228	3,544	6.55

          As of June 30, 2009, there was total unrecognized compensation cost of approximately $11.6 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan) granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 3.1 years as of June 30, 2009.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Six Months Ended June 30,
	2009	2008
Risk-free interest rate	1.99% - 3.53%	3.44% - 3.54%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	56.80% - 57.71%	56.49% - 56.78%

Warrants

          In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants are immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of June 30, 2009, all the warrants were outstanding and exercisable, and none have been exercised.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of the MAKOplasty® solution; the future availability from third-party suppliers, including single source suppliers of implants and components of our Tactile Guidance System™, or TGS™, and our RIO® Robotic Arm Interactive Orthopedic system, or RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth including projections regarding systems installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a further or continued economic downturn on the ability of our customers to secure adequate funding to buy our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to product releases, decreases in sales of our principal product lines, increases in expenditures related to increased governmental regulation of our business, unanticipated issues in securing regulatory clearance or approvals for upgrades or changes to our products, unanticipated issues associated with any healthcare reform that may be enacted, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop and market our products. These and other risks are described in greater detail under Item 1A, Risk Factors, contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

          We have received or applied for trademark registration of and/or claim trademark rights for the following marks: “MAKOplasty®,” “RIO,” “RESTORIS®,” “Tactile Guidance System” and “TGS,” as well as in the MAKO Surgical Corp. “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.”

Business Overview

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

          Through December 31, 2008, our recognized revenue was primarily generated from the sale of our implants and disposable products utilized in knee MAKOplasty procedures. In accordance with our revenue recognition policy, upon the sale of our Tactile Guidance System, or TGS, we deferred recognition of the related revenue and direct cost of revenue until delivery of the RIO system, which is version 2.0 of the TGS. We commercially released the RIO system in the first quarter of 2009. During the six month period ended June 30, 2009, upon delivery of the RIO system, we recognized the revenue and the direct cost of revenue in our statement of operations of all previously deferred unit sales of our TGS. We have incurred net losses in each year since our inception and, as of June 30, 2009, we had an accumulated deficit of $95.5 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and burdens associated with the rapid expansion of our operations and operating as a public company.

          Recent key milestones in the development of our business include the following:

          • We commercially released our RIO system in the first quarter of 2009. During the six month period ended June 30, 2009, upon delivery of the RIO system, we recognized the revenue and the direct cost of revenue in our statement of operations of all previously deferred unit sales of our TGS. In addition, we recognized the revenue and the direct cost of revenue from six new unit sales of our RIO system during the six month period ended June 30, 2009, bringing the total number of commercial MAKOplasty sites to 23 as of June 30, 2009.

          • We commercially released our MAKO-branded RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK, in the second quarter of 2009. As of June 30, 2009, 53 RESTORIS MCK bicompartmental knee MAKOplasty procedures were performed since the release of RESTORIS MCK.

• During the six month period ended June 30, 2009, a total of 623 knee MAKOplasty procedures were performed, representing a 157% increase over the same period in 2008.

          • In June 2009, we received 510(k) clearance from the FDA for an application that assists a surgeon in acetabular reaming during total hip arthroplasty using the TGS platform. We believe this represents a foundational first step towards what we anticipate will be our future development and clearance of a RIO enabled hip MAKOplasty application.

          We believe that the key to growing our near term business is expanding the acceptance and application of MAKOplasty to unicompartmental and multicompartmental knee resurfacing procedures by offering implants that address early to mid-stage, unicompartmental and multicompartmental knee degeneration. To successfully commercialize our products and grow our business, we must gain market acceptance for knee MAKOplasty.

Market Overview

          According to the Centers of Disease Control and Prevention, there are currently more than 15 million people in the United States suffering from osteoarthritis of the knee. According to a 2006 Duke University survey of published literature, the growth of osteoarthritis of the knee among the United States population is expected to accelerate as the increasingly active population ages and obesity rates increase. As a result, the market for orthopedic knee procedures in the United States has experienced sustained growth over the past decade, with approximately 568,000 knee arthoplasty procedures performed in the United States in 2006, according to Frost & Sullivan.

          Traditionally, arthroplasty options for treating osteoarthritis of the knee have been limited to either total knee replacement surgery or manually instrumented partial knee resurfacing procedures. Total knee replacement is a highly invasive surgical procedure that removes and replaces all three compartments of the knee joint and is not an ideal option for many patients suffering from early to mid-stage, unicompartmental or bicompartmental degeneration of the knee for a variety of reasons. We believe that up to 20% of patients who undergo total knee replacement have arthritis in only one compartment of the knee. Because total knee replacement procedures remove the entire knee joint, rather than specifically targeting the diseased portions, total knee replacement procedures frequently result in the loss of healthy tissue, significant bone bleeding and extended patient recovery and therapy time. For these reasons, many people who are eligible for total knee replacement surgery elect not to undergo or postpone the procedure, choosing instead to suffer the pain and limited mobility associated with osteoarthritis of the knee. According to a 2006 Duke University survey of published literature, which was unable to independently confirm the validity of the surveyed data, it is estimated that approximately 92% of men and 87% of women who were candidates for total knee or total hip replacement surgery declined to undergo the procedure.

          Partial knee resurfacing, addressing only one or, to a less extent, two, compartments of the knee joint, is a less invasive arthroplasty procedure in which only the arthritic region of the knee is removed and a small implant is inserted to resurface the diseased compartment. Today, other than those performed by surgeons using MAKOplasty, these procedures are performed manually and require a level of training, expertise and precision that significantly exceeds what is required for the typical total knee replacement surgery. Partial knee resurfacing is a potentially more desirable procedure than total knee replacement surgery for patients suffering from early to mid-stage degeneration of the knee because it preserves more of the patient’s healthy bone, cartilage and other soft tissues and results in less trauma to the patient. As a result, patients experience faster recoveries. However, despite the potential clinical, quality of life and cost benefits of the procedure, manually instrumented partial knee resurfacing has achieved only limited adoption to date, in part, as a result of certain limitations that make performing the procedure very difficult. The difficulties can result in inaccurate implant alignment, which can lead to reduced range of motion and premature implant failure. In light of these difficulties, many physicians choose not to recommend the procedure and many patients choose either to live with the osteoarthritic pain or to undergo total knee replacement surgery.

          Unlike conventional total knee replacement surgery, which requires extraction and replacement of the entire joint, MAKOplasty enables resurfacing of the specific diseased compartment of the joint, preserving significantly more soft tissue and healthy bone of the knee. Moreover, unlike conventional manually instrumented partial knee resurfacing, MAKOplasty offers reduced variability of procedure outcomes and increased efficacy through a consistently reproducible and precise cutting process and placement and alignment of implants, which can lead to significantly improved results. We believe that the optimized surgical techniques enabled with MAKOplasty can offer substantial advantages to patients, surgeons and healthcare providers.

MAKOplasty Solution

          We believe MAKOplasty performed with our robotic arm systems enables and optimizes partial knee resurfacing, resulting in the following key benefits to patients, surgeons and hospitals:

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

•

Patient Specific Proprietary Implants. We believe that our proprietary knee resurfacing implants allow surgeons to customize a knee resurfacing solution for individual patients facing early to mid-stage osteoarthritis in one or two compartments of the knee joint. Our original RESTORIS unicompartmental implant system allows for a choice of tibial implant based on patient bone quality. Our RESTORIS MCK implant system provides for this same choice for medial unicompartmental disease and allows for the resurfacing of the patellofemoral compartment as well, either independently or in combination with the medial compartment in a bicompartmental knee MAKOplasty. Because all implants are sized and planned for based on patient-specific anatomical indications, we believe the potential for favorable clinical outcomes is enhanced.

•

Ease of Use. We believe that our robotic arm systems leverage and complement the surgical skills and techniques already familiar to the surgeon, while providing substantial incremental control and precision that has not previously been possible. The customized, patient specific visualization system guides the surgeon through each step of the surgical procedure, while the tactile “safety zone” ensures that the surgeon does not apply the bone cutting instrument beyond the intended area of the knee joint. We believe that the RIO’s ease of use makes resurfacing procedures accessible to orthopedic surgeons with a broad range of training and skills and has the potential to lead to greater adoption of knee resurfacing solutions for early to mid-stage osteoarthritis of the knee. We also believe that the ease of use provided by the RIO can enable physicians to shorten operating room time and potentially increase the number of procedures performed.

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

•

Reduced Costs for Patients and Hospitals. The minimally invasive nature of the knee MAKOplasty solution aids hospitals and patients in reducing costs by shortening hospital stays and recovery periods and reducing the amount of rehabilitation and medication. As patients become more acquainted with the clinical benefits provided by MAKOplasty, we expect that they may see physicians and hospitals that offer MAKOplasty as a treatment option.

          The comprehensive nature of the MAKOplasty solution also provides hospitals with the implants and disposable products necessary to perform the procedures. We believe that our complete knee arthroplasty solution represents a substantial improvement over currently available approaches.

Factors Which May Influence Future Results of Operations

          The following is a description of factors which may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

          Revenue is generated from unit sales of our robotic arm systems, including installation services, training and upgrades and enhancements, from sales of implants and disposable products and sales of extended warranty service contracts. Through December 31, 2008, our recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. For the three and six months ended June 30, 2009, we also recognized revenue from sales of our robotic arm systems in our statement of operations as discussed below.

          Since December 31, 2008, we no longer manufacture TGS units, to which associated TGS sales arrangements required us to provide upgrades and enhancements, through and including the delivery of the RIO system. We commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require us to provide upgrades and enhancements. As a result, revenues related to RIO system sales will not be deferred and will be recognized upon installation of the system, delivery of associated instrumentation and training of at least one surgeon and the surgical staff.

          For sales of TGS units through December 31, 2008, the sales arrangements required us to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system. Prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Upon satisfaction of the final deliverable of the RIO system, the revenue and direct cost of revenue associated with the sale of TGS units is recognized in our statement of operations. During the six month period ended June 30, 2009, upon delivery of the RIO system, we recognized the revenue and the direct cost of revenue in our statement of operations of all previously deferred unit sales of our TGS. Our deferred revenue balance as of June 30, 2009 consists of deferred service revenue for extended warranty services on the robotic arm system hardware.

          Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing and increasing losses resulting from selling, general and administrative expenses, research and development and other activities for at least the next two or three years. Our future revenue may also be adversely affected by the current general economic downturn and the resulting tightening of the credit markets, which may cause purchasing decisions to be delayed or cause our customers to experience difficulties in securing adequate funding to buy our products.

          The generation of recurring revenue through sales of our knee implants, disposable products and extended warranty service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of our RIO system to generate recurring sales of implants and disposable products and as we expand our implant product offering.

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

          The direct cost of revenue associated with the sale of TGS units was deferred until the recognition of the related revenue. During the six month period ended June 30, 2009, upon delivery of the RIO system, we recognized the revenue and the direct cost of revenue in our statement of operations of all previously deferred unit sales of our TGS.

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

Critical Accounting Policies

          A summary of our critical accounting policies is included in our Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes to those policies for the six months ended June 30, 2009.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

          Revenue. Revenue was $14.9 million for the three months ended June 30, 2009, compared to $704,000 for the three months ended June 30, 2008. The increase in revenue of $14.2 million was primarily due to the recognition of approximately $8.8 million of revenue from thirteen previously deferred unit sales of our TGS. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until they were upgraded to our RIO system, which we commercially released in the first quarter of 2009. The revenue increase was also attributable to $4.3 million of revenue from six unit sales of our RIO system. Three of these six units were installed and customer accepted in the quarter ended March 31, 2009, but the remaining revenue recognition criteria on these units was completed during the three months ended June 30, 2009. Prior to 2009, recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. Total revenue was also positively impacted by a $1.1 million increase in product revenue attributable to an increase in knee MAKOplasty procedures performed during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. There were 358 knee MAKOplasty procedures performed during the three months ended June 30, 2009 compared to 140 knee MAKOplasty procedures performed during three months ended June 30, 2008. We expect our revenue to increase as unit sales of our RIO system increases in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

          Cost of Revenue. Cost of revenue was $10.3 million for the three months ended June 30, 2009, compared to $480,000 for the three months ended June 30, 2008. The increase in cost of revenue of $9.8 million was primarily due to the recognition of the direct cost of revenue from thirteen previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades, as described in the “Factors Which May Influence Future Results of Operations” section above, to the cost of revenue from six unit sales of our RIO system and to an increase in knee MAKOplasty procedures performed. In addition, we experienced higher initial production run costs of our MAKO-branded knee implant systems. We expect our cost of revenue to increase as the number of knee MAKOplasty procedures performed increases in future periods and unit sales of our RIO system increases in future periods.

          Selling, General and Administrative. Selling, general and administrative expense was $7.4 million for the three months ended June 30, 2009, compared to $5.1 million for the three months ended June 30, 2008. The increase of $2.3 million, or 45%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the three months ended June 30, 2009 also included $860,000 of stock-based compensation expense compared with $484,000 for the three months ended June 30, 2008. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2009. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, continued growth in operations and the costs associated with operating as a public company.

          Research and Development. Research and development expense was $3.1 million for the three months ended June 30, 2009, compared to $2.5 million for the three months ended June 30, 2008. The increase of $605,000, or 24%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system and our MAKO implant systems. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

          Depreciation and Amortization. Depreciation and amortization expense was $589,000 for the three months ended June 30, 2009, compared to $425,000 for the three months ended June 30, 2008. The increase of $164,000, or 39%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2009 and 2008.

          Interest and Other Income. Interest and other income was $67,000 for the three months ended June 30, 2009, compared to $241,000 for the three months ended June 30, 2008. The decrease of $174,000, or 72%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the three months ended June 30, 2009 compared with the same period of 2008.

          Income Taxes. No income taxes were recognized for the three months ended June 30, 2009 and 2008, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the three months ended June 30, 2009 and 2008, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

          Revenue. Revenue was $18.6 million for the six months ended June 30, 2009, compared to $1.2 million for the six months ended June 30, 2008. The increase in revenue of $17.4 million was primarily due to the recognition of approximately $11.3 million of revenue from seventeen previously deferred unit sales of our TGS and $4.3 million of revenue from six unit sales of our RIO system. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009. Prior to 2009, recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. Total revenue was also positively impacted by a $1.8 million increase in product revenue attributable to an increase in knee MAKOplasty procedures performed during the six months ended June 30, 2009 as compared with the six months ended June 30, 2008. There were 623 knee MAKOplasty procedures performed during the six months ended June 30, 2009 compared to 242 knee MAKOplasty procedures performed during six months ended June 30, 2008.

          Cost of Revenue. Cost of revenue was $13.4 million for the six months ended June 30, 2009, compared to $851,000 for the six months ended June 30, 2008. The increase in cost of revenue of $12.5 million was primarily due to the recognition of the direct cost of revenue from seventeen previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades, as described in the “Factors Which May Influence Future Results of Operations” section above, to the cost of revenue from six unit sales of our RIO system and to an increase in knee MAKOplasty procedures performed.

          Selling, General and Administrative. Selling, general and administrative expense was $14.2 million for the six months ended June 30, 2009, compared to $9.8 million for the six months ended June 30, 2008. The increase of $4.4 million, or 45%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the six months ended June 30, 2009 also included $1.5 million of stock-based compensation expense compared with $908,000 for the six months ended June 30, 2008. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2009.

          Research and Development. Research and development expense was $5.6 million for the six months ended June 30, 2009, compared to $6.1 million for the six months ended June 30, 2008. The decrease of $491,000, or 8%, was primarily due to a nonrecurring charge of $949,000 incurred in the first quarter of 2008 associated with the vesting in full, upon completion of our IPO in February 2008, of restricted common stock issued pursuant to business consultation agreements entered into in December 2004. This was partially offset by an increase in research and development activities associated with on-going development of our RIO system and our MAKO implant systems for the six months ended June 30, 2009 compared with the same period of 2008.

          Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for the six months ended June 30, 2009, compared to $847,000 for the six months ended June 30, 2008. The increase of $220,000, or 26%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2009 and 2008.

          Interest and Other Income. Interest and other income was $289,000 for the six months ended June 30, 2009, compared to $401,000 for the six months ended June 30, 2008. The decrease of $112,000, or 28%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the six months ended June 30, 2009 compared with the same period of 2008.

          Interest and Other Expense. Interest and other expense was $0 for the six months ended June 30, 2009, compared to $109,000 for the six months ended June 30, 2008. Through February 2008, interest and other expense consisted primarily of the amortization of a $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008.

          Income Taxes. No income taxes were recognized for the six months ended June 30, 2009 and 2008, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the six months ended June 30, 2009 and 2008, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Six Months Ended June 30,
	2009	2008
Cash used in operating activities	$(26,962)	$(14,485)
Cash used in investing activities	(14,431)	(3,542)
Net cash provided by (used in) financing activities	(164)	46,487
Net increase (decrease) in cash and cash equivalents	$(41,557)	$28,460

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of June 30, 2009, we had an accumulated deficit of $95.5 million and have financed our operations principally through the sale of Series A, B and C redeemable convertible preferred stock, the sale of common stock in our IPO in February 2008, and our equity financing in October 2008. We received net proceeds of $52.2 million from the issuance of Series A, B and C redeemable convertible preferred stock. In February 2008, we completed our IPO of common stock, issuing a total of 5.1 million shares at an issue price of $10.00 per share, resulting in net proceeds to us, after expenses, of approximately $43.8 million. In conjunction with the closing of the IPO in February 2008, all of our outstanding Series A, Series B and Series C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, as adjusted for a one-for-3.03 reverse stock split, which has been retroactively reflected in the accompanying financial statements.

          In October 2008, we entered into a Securities Purchase Agreement for an equity financing of up to approximately $60 million, with initial gross proceeds of approximately $40.2 million, which we closed on October 31, 2008, and conditional access to an additional $20 million, which we refer to as the Second Closing. In connection with the financing, we issued and sold to the participating investors 6,451,613 shares of our common stock at a purchase price of $6.20 per share and issued warrants to the participating investors to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. In addition, we issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share to investors that agreed to purchase an additional $20 million of common stock in the Second Closing. The financing resulted in net proceeds of approximately $39.7 million, after expenses of approximately $525,000.

          Although the Second Closing is conditioned upon our achievement of certain business-related milestones before December 31, 2009, we received the necessary stockholder approval in January 2009 for the potential future issuance of $20 million of common stock along with related warrants as contemplated by the Securities Purchase Agreement.

          In May 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission under which we may issue up to $50 million of equity, debt or other securities. As of July 30, 2009, no securities had been issued under this shelf registration statement.

          As of June 30, 2009, we had approximately $35.7 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and AAA rated U.S. corporate debt.

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and inventory write-downs. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the six months ended June 30, 2009 are approximately $11.4 million and $3.6 million of decreases to the deferred revenue balance and deferred cost of revenue balance, respectively, due to the recognition of seventeen previously deferred unit sales of our TGS, and $6.2 million of increases in inventory necessitated by the commercial release of the RIO system, the commercial release of the RESTORIS MCK implant system and increased sales of implants and disposable products. Included in changes in operating assets and liabilities for the six months ended June 30, 2008 are approximately $3.2 million and $1.2 million of increases to the deferred revenue balance and deferred cost of revenue balance, respectively, due primarily to unit sales of our TGS. In accordance with our revenue recognition policy, recognition of revenue and direct cost of revenue associated with the unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009

Net Cash Used in Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2009 was primarily attributable to the purchase of investments of $14.7 million, which was partially offset by proceeds of $1.0 million from sales and maturities of investments. Net cash used in investing activities for the six months ended June 30, 2008 was primarily attributable to the payment of a $4.0 million deferred license fee due to IBM upon completion of our IPO and to $2.0 million of purchases of investments, which was partially offset by proceeds of $3.1 million from sales and maturities of investments.

Net Cash Provided by Financing Activities

          Net cash used by our financing activities for the six months ended June 30, 2009 was primarily attributable to the payment of $350,000 for payroll taxes associated with the taxable income from the vesting of restricted stock granted to the Company’s Chief Executive Officer, for which 40,211 shares of common stock were surrendered by the Chief Executive Officer to cover the payment of the payroll taxes. This was partially offset by proceeds received under our employee stock purchase plan. Net cash provided by our financing activities for the six months ended June 30, 2008 was primarily attributable to net proceeds received in connection with our IPO in February 2008.

Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, commercialize our RIO system and RESTORIS implant systems, continue research and development of existing and future products and continue development of the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RIO system and RESTORIS implant systems.

          In executing our current business plan, we believe our existing cash, cash equivalents and investment balances, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the first quarter of 2010. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modify our current business plan. The sale of additional equity and convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and issuance of dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. In connection with the October 2008 equity financing with initial gross proceeds of approximately $40.2 million, we obtained a call right, subject to our satisfaction of certain business milestones, to an additional $20 million from certain investors in exchange for additional warrants to purchase shares of our common stock. There is no guarantee that we will satisfy the milestones, or, if we do satisfy them and choose to exercise our call right, the investors will be able to comply with their obligations. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

Contractual Obligations

          At June 30, 2009, we were committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $3.3 million.

          In May 2009, we entered into a license agreement for patents relating to our robotic arm system, which we refer to as the robotic arm license. The robotic arm license requires minimum running royalties on sales our robotic arm systems. The minimum running royalties are estimated to be approximately $200,000 for year ended December 31, 2009, and increase annually thereafter through 2013. The minimum running royalties for the year ended December 31, 2013 and for each subsequent year through the term of the agreement are estimated to be approximately $1.0 million annually.

          In June 2009, we entered into a Research and Development License and Supply Agreement, or the R&D Agreement, associated with a potential future product for RIO enabled hip procedures. The R&D Agreement requires an up-front payment of $450,000, and requires future milestone payments based on development progress. The aggregate future milestone payments under the R&D Agreement are $1.6 million assuming the achievement of all development milestones. As of June 30, 2009, we had paid the $450,000 up-front payment. No milestone payments were paid or have become due as of June 30, 2009. The aggregate up-front payment and milestone payments of $2.0 million we are required to pay under the R&D Agreement will be recognized as research and development expense on a straight-line basis over the period development services are performed based on our current expectation that all development milestones will be achieved.

          Other than as described above and scheduled payments through June 30, 2009, there have been no significant changes in our contractual obligations during the six months ended June 30, 2009 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2008.

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

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our results of operations and financial position.

          In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FAS 124-2”), to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have a material impact on our results of operations and financial position.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 is effective for interim or annual periods ending after June 15, 2009. In accordance with SFAS No. 165, we have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on August 5, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in this Form 10-Q.

Recent Accounting Pronouncements

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our results of operations and financial position.

          Other than as described above, there have been no significant changes in Recent Accounting Pronouncements during the six months ended June 30, 2009 as compared to the Recent Accounting Pronouncements described in our Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our exposure to market risk is confined to our cash, cash equivalents and investments. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs, with the need to maximize value being an important consideration. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities including notes and bonds from U.S. government agencies and AAA rated U.S. corporate debt. The securities in our investment portfolio are not leveraged and are classified as available for sale. We currently do not hedge interest rate exposure. We do not believe that a variation in market rates of interest would significantly impact the value of our investment portfolio.

ITEM 4T. CONTROLS AND PROCEDURES.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

          The following risk factors and other information related to our business and operations should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently treat as immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Current credit and financial market conditions could delay or prevent our customers from obtaining financing to purchase a robotic arm system, which would adversely affect our business, financial condition and results of operations.

          Due to the tightening of credit markets in the past year and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of the robotic arm system. These delays may in some instances lead to our customers postponing the shipment and installation of previously ordered systems, cancelling their system orders, postponing their system installation or cancelling their agreements with us. An increase in delays and order cancellations of this nature could adversely affect our product sales and revenues and, therefore, harm our business and results of operations.

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

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, continued commercialization of the RIO system and the RESTORIS MCK multicompartmental knee implant system and continue to develop the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the current commercial launch of the RIO system and the RESTORIS MCK multicompartmental knee implant system. Given the current weak economic conditions, we may be unable to obtain additional financing. As a result, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could materially harm our business and results of operations.

          We believe our existing cash, cash equivalents, short-term investment balances, and interest income we earn on these balances, if any, will be sufficient to meet our anticipated cash requirements through at least the first quarter of 2010. To the extent our available cash, cash equivalents and short-term investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility, or modify our current business plan. In connection with the October 2008 equity financing , we obtained a call right, subject to our satisfaction of certain business milestones, to an additional $20 million from certain investors in exchange for additional warrants to purchase shares of our common stock. There is no guarantee that we will satisfy the milestones or, if we do satisfy them and choose to exercise our call right with respect to the $20 million, the investors will be able to comply with their obligations. For more information regarding the equity financing, see Part I, Financial Statements, Note 6 to the Financial Statements above. The sale of additional equity and debt securities may result in dilution to our current stockholders or may require us to grant a security interest in our assets. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all.

          Because of the numerous risks and uncertainties associated with the development of medical devices, such as future versions of the RIO system and the RESTORIS family of knee systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our products;

•	the rate of progress, cost, and success or failure of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any material transaction of this type; and

•	general economic conditions and interest rates, including the current downturn.

Our reliance on third-party suppliers, including single source suppliers, for our implants and nearly all components of our robotic arm systems could harm our ability to meet demand for our products in a timely and cost effective manner.

          We rely on third-party suppliers to manufacture and supply our implants and nearly all components used in our robotic arm systems, other than software. We currently rely on a number of single source suppliers, such as The Anspach Effort, Inc., for our bone cutting instrument, Northern Digital Inc., or NDI, for the stereo tracking camera used in MAKOplasty and Millstone Medical Outsourcing, LLC, for sterile packaging of our RESTORIS family of knee implant systems. We currently do not have long-term contracts with any of our suppliers. As a result, our suppliers generally are not required to provide us with any guaranteed minimum production levels, and we cannot assure you that we will be able to obtain sufficient quantities of key components in the future. In addition, our reliance on third-party suppliers involves a number of risks, including, among other things:

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

•

Our suppliers may be subject to allegations by third parties of misappropriation of proprietary information in connection with their supply of products to us, which could inhibit their ability to fulfill our orders and meet our requirements

•	Fluctuations in demand for products that our suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	Our suppliers may wish to discontinue supplying components or services to us for risk management reasons; and

•	We may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable;

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

          We are an early-stage medical device company with a limited operating history. Our current or planned products with 510(k) marketing clearance from the FDA are versions 1.0, 1.2 and 1.3 of our Tactile Guidance System, or TGS, the first version of our RIO Robotic Arm Interactive Orthopedic system, or RIO system, and inlay and onlay implant systems for use in unicompartmental and bicompartmental knee resurfacing procedures. The future success of our business depends on our ability to continue to develop and obtain regulatory clearances or approvals for innovative and commercially successful products in our field, which we may be unable to do in a timely manner, or at all. Our success and ability to generate revenue or be profitable also depends on our ability to establish our sales and marketing force, generate product sales and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of any significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for at least the next two or three years.

          We have sustained net losses in every fiscal year since our inception in 2004, including a net loss attributable to common stockholders of $6.4 million for the quarter ended June 30, 2009. As of June 30, 2009, we had total stockholders’ equity of $52.9 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory burdens associated with operating as a public company. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

We rely heavily on intellectual property that we license from others, and if we are unable to maintain these licenses or obtain additional licenses that we may need, our ability to compete will be harmed.

          We rely heavily on intellectual property that we license or sublicense from others, including patented technology that is integral to our RIO system and RESTORIS family of knee systems. As of July 30, 2009, we had licensed rights to 126 U.S. and 51 foreign third-party granted patents, and we had licensed rights to 22 U.S. and 29 foreign third-party pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as computer assisted surgery, or CAS, robotics, haptics and implants. Three of the licensed U.S. patents will expire by the end of 2009, one of which relates to robotic technology. This patent is considered material to our intellectual property portfolio because it potentially enables us to exclude others from practicing the claimed technology. Our portfolio also includes 36 wholly owned pending U.S. patent applications, 56 pending foreign applications and other intellectual property that is wholly owned by us. We are particularly dependent on our licensing arrangements with Z-Kat, Inc., or Z-Kat, from whom we license or sublicense, among other things, core technologies in CAS, and haptics and robotics. Third parties may terminate a license in the event that we fail to make required payments or for other causes. In the event a third party terminates a license agreement, we cannot assure you that we could acquire another license to adequately replace the product, technology or method covered by the terminated license. If we fail to maintain our current licenses, our ability to compete in the knee implant market will be harmed.

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

          We expect to derive most of our revenue from capital sales of our RIO system, recurring sales of implants and disposable products required for each knee MAKOplasty procedure, and service plans that are sold with the RIO system. Currently, the only line of products that has been commercially introduced and received 510(k) marketing clearance is versions 1.0 and 1.2 of our TGS, the off-the-shelf inlay and onlay knee implant systems for use in unicompartmental knee resurfacing procedures, the RIO system and our RESTORIS family of knee implant systems. Our future growth and success is dependent on the successful commercialization of the RIO system and the RESTORIS family of knee implant systems. If we are unable to achieve commercial acceptance of MAKOplasty for bicompartmental knee resurfacing procedures or obtain regulatory clearances or approvals for future products, including products to treat other joints of the human body besides the knee, our revenue would be adversely affected and we would not become profitable.

If our knee MAKOplasty solution does not gain market acceptance, we will not be able to generate the revenue necessary to develop a sustainable, profitable business.

          Achieving patient, surgeon and hospital acceptance of MAKOplasty as the preferred method of treating early to mid-stage osteoarthritis of the knee is crucial to our success. We believe MAKOplasty represents a fundamentally new way of performing arthroplasty of the knee, employing computer assisted robotic arm technology and a patient specific visualization system to resurface only the diseased areas of the knee joint. The orthopedic market has been traditionally slow to adopt new products and treatment practices. We believe that if surgeons and hospitals do not broadly adopt the concept of computer assisted robotics enabled technology and do not perceive such technology as having significant advantages over conventional arthroplasty procedures, patients will be less likely to accept or be offered knee MAKOplasty and we will fail to meet our business objectives. Surgeons’ and hospitals’ perceptions of such technology having significant advantages are likely to be based on a determination that, among other factors, our products are safe, reliable, cost-effective and represent acceptable methods of treatment. Even if we can prove the clinical value of MAKOplasty through clinical use, surgeons may elect not to use our products for any number of other reasons. For example, surgeons may continue to recommend total knee replacement surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products. Hospitals may not accept MAKOplasty because the RIO system is a piece of capital equipment, representing a significant portion of a hospital’s budget. The RIO system may not be cost-efficient if hospitals are not able to perform a significant volume of knee MAKOplasty procedures. If MAKOplasty fails to achieve market acceptance for any of these or other reasons, we will not be able to generate the revenue necessary to develop a sustainable, profitable business.

We have only limited clinical data to support the value of knee MAKOplasty, which may make patients, surgeons and hospitals reluctant to purchase our products.

          We believe that patients, surgeons and hospitals will only accept MAKOplasty or purchase our products if they believe that MAKOplasty is a safe and effective procedure with advantages over competing products and conventional knee arthroplasty procedures. To date, we have collected only limited, short-term clinical data with which to assess MAKOplasty’s clinical value. As of June 30, 2009, 1,405 MAKOplasty procedures had been performed since commercial introduction in 2006. As of July 30, 2009, pursuant to the FDA guidelines on medical device reporting, or MDRs, we have filed thirty-six incident reports with the FDA. See “Risks Related to Regulatory Compliance.” We have not collected, and are not aware that others have collected, any long-term clinical data regarding the clinical value of knee MAKOplasty. The results of short-term studies, such as our post-market studies, do not necessarily predict long-term clinical results. As of July 30, 2009, we have two published MAKOplasty surgical technique book chapters, thirteen peer-reviewed manuscripts, thirty-four peer-reviewed abstracts at conferences, and eight completed whitepapers. We also have twenty-nine studies either recently completed or in progress, which range from cadaveric biomechanics studies to retrospective chart and radiographic reviews to prospective functional comparison slides to basic science histology studies. If longer-term or more extensive clinical studies that may be performed by us or others indicate that MAKOplasty is a less safe or less effective procedure than our current data suggest, patients may choose not to undergo, and surgeons may choose not to perform, knee MAKOplasty. Furthermore, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. The FDA could also rescind our marketing clearances if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects. See “Risks Related to Regulatory Compliance.” Surgeons may be slow to adopt our products if they perceive liability risks arising from the use of these new products. As a result, patients, surgeons and hospitals may not accept knee MAKOplasty or our products and we may fail to become profitable and may be subject to significant legal liability.

We have limited sales and marketing experience and capabilities, which could impair our ability to achieve profitability.

          We have limited experience as a company in the sales and marketing of our products. We may not be successful in marketing and selling our products in the U.S. through our direct sales force with assistance from independent orthopedic product agents and distributors. Our sales and marketing organization is supported by clinical and technical representatives who provide training, clinical and technical support and other services to our customers before and during the surgery. As of July 30, 2009, we have forty-two employees in our sales and marketing organization, which includes all clinical and technical representatives. To reach our revenue targets, we need to expand and strengthen our U.S. direct sales force. Developing a sales and marketing organization is expensive and time consuming and an inability to develop such an organization in a timely manner could delay the successful adoption of our products. Additionally, any sales and marketing organization that we develop may be competing against the experienced and well funded sales and marketing organizations of some of our competitors. We will face significant challenges and risks in developing our sales and marketing organization, including, among others:

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

          MAKOplasty requires the use of new robotics technology, and we face competition from large, well known companies, principally Zimmer Holdings, Inc., DePuy Orthopedics, Inc., a Johnson & Johnson company, Stryker Corporation, and Biomet, Inc., that dominate the market for orthopedic products. Each of these companies, as well as other companies like Smith & Nephew, Inc., which introduced the Journey Deuce Bi-Compartmental Knee System in July 2007, offers conventional instruments and implants for use in conventional total and partial knee replacement surgeries as well as unicompartmental resurfacing procedures, which may compete with our MAKOplasty solution and negatively impact sales of our robotic arm technology. A number of these and other companies also offer CAS systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. In addition, Biomet has a license from Z-Kat to intellectual property rights in CAS intellectual property for use in the field of orthopedics. The license is non-exclusive with respect to use of CAS intellectual property in combination with robotics technology and exclusive with respect to all other uses within the field of orthopedics, which could enable them to compete with us.

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

          A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons and hospital staff to properly use the knee MAKOplasty system. As of June 30, 2009, we had trained seventy-eight surgeons on the MAKOplasty system. We rely on surgeons and hospital staff to devote adequate time to learn to use our products. Convincing surgeons and hospital staff to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot assure you we will be successful in these efforts. If surgeons or hospital staff are not properly trained, they may misuse or ineffectively use our products. If nurses or other members of the hospital staff are not adequately trained to assist in using our robotic arm systems, surgeons may be unable to use our products. Insufficient training may result in reduced system use, unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

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

          We may, from time to time, elect to initiate a product action concerning one or more of our products for the purpose of improving device performance. If any of our products are defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may voluntarily or involuntarily undertake a product action to remove, repair, or replace the product at our expense and, in some circumstances, to notify regulatory authorities of such product action pursuant to a product recall. Through July 30, 2009, we had initiated nine voluntary product actions, two of which were a product recall reportable to the FDA pursuant to the correction / removal guidelines. We are required to submit an MDR report to the FDA for any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Through July 30, 2009, pursuant to the FDA guidelines on MDRs, we had filed thirty-six incident reports with the FDA.

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

          Our ability to successfully commercialize MAKOplasty depends significantly on the availability of coverage and reimbursement from third-party payors, including governmental programs such as Medicare and Medicaid as well as private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new capital equipment such as our technology. Although our customers have been successful in obtaining coverage and reimbursement, we cannot assure you that procedures using our technology will be covered or reimbursed by third-party payors in the future or that such reimbursements will not be reduced to the extent that they will adversely affect capital allocations for purchase of our robotic arm systems. We anticipate that in the U.S. our products will be purchased primarily by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans for procedures using our technology. Ensuring adequate Medicare reimbursement can be a lengthy and expensive endeavor and we cannot provide assurance that we will be successful. In addition, the U.S. Congress may pass legislation impacting coverage and reimbursement for healthcare services, including Medicare reimbursement to physicians and hospitals. Many private payors look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts. If the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare program, or Medicare contractors limit payments to hospitals or surgeons for knee MAKOplasty procedures, private payors may similarly limit payments. In addition, state legislatures may enact laws limiting or otherwise affecting the level of Medicaid reimbursements. As a result, hospitals may not purchase the RIO system and surgeons may choose not to perform knee MAKOplasty, and, as a result, our business and financial results would be adversely affected.

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

Healthcare reforms, changes in healthcare policies and changes to third-party coverage and reimbursements may affect demand for our systems and products.

          The U. S. government, state and local governments, and a number of foreign governments, are currently considering or may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both coverage and reimbursement for healthcare services. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products and services and our business. These changes may include basing coverage and reimbursement policies and rates on clinical outcomes, the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls on medical products and services providers; reducing reimbursement rates; and other measures. It is unclear which, if any, of the various U.S. healthcare reforms currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President of the United States. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

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

          Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business. We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business. We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. As a result, third parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

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

We may be subject to damages resulting from claims that our employees, our consultants or we have wrongfully used or disclosed alleged trade secrets of their former employers.

          Many of our employees and consultants were previously employed at universities or other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that these employees or consultants, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our products and processes, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. In addition, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management.

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

          As we modify existing products or develop new products in the future, including new instruments, we apply for permission to affix a European Union CE mark, which is a legal requirement for medical devices intended for sale in Europe, to such products. In addition, we will be subject to annual regulatory audits in order to maintain those CE mark permissions. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union or other areas of the world that require CE approval of medical devices.

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

          We and some of our third-party manufacturers and suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products overseas. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. In January 2009, the FDA conducted its first audit of our facility, during which we received certain inspectional observations. We are addressing the observations and intend to submit responses to them to the FDA on a voluntary basis. The FDA inspection report relating to the audit has not yet been issued. To date, our facilities have not been inspected by any other regulatory authorities. In November 2008, BSi, an independent global certification body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485:2003 in all material respects. We have completed the necessary audits in order to update our ISO certifications to include class III devices, such as orthopedic implants. In connection with achieving CE marking, which is a legal requirement for medical devices intended for sale in Europe, we have also submitted design dossiers to BSi for the purpose of review and approval. BSi will continue to conduct annual audits to assess our compliance with BSi certification standards. We anticipate that we and certain of our third-party manufacturers and suppliers will be subject to inspections by regulatory authorities in the future. If our facilities or those of our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions:

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

          Manufacturers may, on their own initiative, initiate a product action, including a non-reportable market withdrawal or a reportable product recall, for the purpose of correcting a material deficiency, improving device performance, or other reasons. Additionally, the FDA and similar foreign governmental authorities have the authority to require an involuntary recall of commercialized products in the event of material deficiencies or defects in design, or manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Product actions involving any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. Through July 30, 2009, we had initiated nine product actions, two of which were reportable to the FDA pursuant to the correction / removal guidelines. The first reportable recall was associated with two tracking array instruments for the patient specific visualization of the TGS and was communicated to the FDA in May 2008. We internally closed the action in January 2009 and requested that the FDA do the same. The second reportable recall was associated with a fiber optic cable used in communication between components of the RIO system. The action is currently ongoing, all RIO sites have been notified of the action, and we anticipate internal closure in the third quarter of 2009. The FDA has been notified of this reportable action.

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

          Under the FDA MDR regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. Through July 30, 2009, pursuant to the FDA guidelines on MDRs, we had filed thirty-six incident reports with the FDA. In the future, we may experience additional events that may require reporting to the FDA pursuant to the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as product actions or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Through July 30, 2009, we had initiated nine product actions, two of which were reportable to the FDA pursuant to the correction / removal guidelines. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. In addition, failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in an enforcement action against us.

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

          The orthopedic medical device industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, specifically including arrangements with physician consultants. We have arrangements with surgeons, hospitals and other entities which may be subject to scrutiny. For example, we have consulting agreements with orthopedic surgeons using or considering the use of our present and future robotic arm systems and MAKOplasty implants and disposable products, for assistance in product development, and professional training and education, among other things. Payment for some of these consulting services has been in the form of stock options or royalties rather than per hour or per diem amounts that would require verification of time worked. We may continue in the future to make payment for these consulting services in the form of royalties or also possibly in the form of part time employment. In addition, we sometimes allow hospitals a period of evaluation of our products at no charge. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the surgeons or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

          As of July 30, 2009, our executive officers, directors and principal stockholders holding 5% or more of our outstanding common stock beneficially owned or controlled approximately 60% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

          We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of such shares upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, will have on the market price prevailing from time to time. The effectiveness of our registration statement on Form S-3, declared effective by the SEC on May 7, 2009, under which we registered for resale approximately 13.0 million shares of our common stock sold in the October 2008 equity financing, issued upon conversion of our previously outstanding convertible preferred stock, or that may be acquired upon exercise of warrants sold in the equity financing, and the expiration of the holding periods under Rule 144 create a circumstance commonly referred to as an “overhang” and could depress the market price of our common stock. We also have filed with the SEC a shelf registration statement on Form S-3, declared effective by the SEC on May 26, 2009, under which we may offer and sell at any time or from time to time common stock, preferred stock, debt securities and other securities at any time in an amount not to exceed $50 million. The effectiveness of this shelf registration statement also may create an overhang. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

          Approximately all of the 25.1 million shares of our common stock currently outstanding are freely tradable without registration pursuant to Rule 144 under the Securities Act or have been registered for resale with the U.S. Securities and Exchange Commission, or SEC, and the sale of such shares could have a negative impact on the price of our common stock.

Our recent capital raising transaction, and our need to raise additional capital in the future, could have a negative effect on your investment.

          We will need to raise additional capital in the future in order for us to continue to operate our business as currently contemplated. In October 2008, we raised approximately $40.2 million in gross proceeds through the sale in a private placement of our common stock and warrants to purchase shares of our common stock. Under the terms of the private placement, we granted the investors in the private placement additional warrants to purchase 322,581 shares of our common stock at an exercise price of $6.20 per share in exchange for a right to require, under certain circumstances, the investors to purchase an additional $20 million in shares of our common stock and warrants to purchase shares of our common stock. We may, in the future, also raise additional capital through the public or private sale of common stock or securities convertible into or exercisable for our common stock. We also have filed with the SEC a shelf registration statement under which we may offer and sell common stock, preferred stock, debt securities and other securities at any time or from time to time in an amount not to exceed $50 million. Such sales could be consummated at a significant discount to the trading price of our stock.

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

          We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning in our annual reports on Form 10-K. For our annual report on Form 10-K for our year ended December 31, 2008, this assessment concluded that no material weaknesses in our internal control over financial reporting have been identified by our management as of December 31, 2008. If our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, which, in accordance with SEC rules will be required as of December 31, 2009, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock. Future failure to comply with the rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds from Registered Securities

          Our IPO was effected through a registration statement on Form S-1 (File No. 333-146162) that was declared effective by the SEC on February 14, 2008. We registered 5,100,000 shares of our common stock with an aggregate offering price of $51 million, all of which shares we sold. The offering was completed after the sale of all 5,100,000 shares. J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated were the joint book-running managing underwriters of our IPO and Cowen and Company and Wachovia Securities acted as co-managers. The underwriters elected not to exercise their over-allotment option. We paid $3.6 million of the proceeds in underwriting discounts and commissions, and we incurred an additional $3.6 million of expenses. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

          As of June 30, 2009, all of the aggregate net proceeds of the initial public offering had been used. The use of the proceeds consisted of approximately $14.3 million of the IPO proceeds for sales and marketing activities, $12.7 million for research and development activities, $12.8 million for working capital and general corporate purposes and $4.0 million for a deferred license fee payment due to IBM upon completion of IPO.

(c)	Issuer Purchases of Equity Securities

          The following table summarizes the surrenders of the Company’s common stock during the three month period ended June 30, 2009:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Period
April 1 to 30, 2009	—	$—	—	$—
May 1 to 31, 2009	40,211	8.70	—	—
June 1 to 30, 2009	—	—	—	—
	40,211	$8.70	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          We held our 2009 annual meeting of stockholders on June 11, 2009 at our headquarters in Fort Lauderdale, Florida. We submitted the following matters to a vote of our stockholders, with the results of voting as follows:

          Proposal 1 – Election of three Class II directors, each to serve until the 2012 Annual Meeting of Stockholders and until his successor is duly elected and qualified:

NOMINEE	FOR	WITHHELD
Charles W. Federico	17,755,804	328,384
Maurice R. Ferré, M.D.	18,071,840	12,348
Fredric H. Moll, M.D.	15,545,747	2,538,441

          Our other directors who were in office prior to the 2009 Annual Meeting of Stockholders and with terms of office that continue after the meeting are S. Morry Blumenfeld, Ph.D., Marcelo G. Chao, Christopher C. Dewey, John G. Freund, M.D., William D. Pruitt, and John J. Savarese, M.D.

          Proposal 2 – Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009:

FOR	AGAINST	ABSTAIN
18,065,566	14,394	4,228

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: August 5, 2009	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. §1350