Form 10-Q
period 2009-09-30
MAKO Surgical Corp.
filed 2009-11-04
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2009:

Class	Outstanding at October 29, 2009
Common Stock	33,195,903

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.
Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$65,029	$62,547
Short-term investments	10,991	1,077
Accounts receivable	3,580	2,727
Inventory	12,072	7,673
Deferred cost of revenue	―	3,608
Prepaids and other assets	750	483
Total current assets	92,422	78,115
Long-term investments	4,100	―
Property and equipment, net	5,771	3,424
Intangible assets, net	4,458	4,817
Other assets	105	177
Total assets	$106,856	$86,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,753	$1,809
Accrued compensation and employee benefits	2,577	2,338
Other accrued liabilities	3,241	4,283
Deferred revenue	217	11,518
Total current liabilities	7,788	19,948

Deferred revenue	33	71
Total liabilities	7,821	20,019

Stockholders’ equity:
Common stock, $0.001 par value; 135,000,000 authorized as of September 30, 2009 and December 31, 2008; 32,917,995 and 24,684,786 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	33	25
Additional paid-in capital	203,855	146,607
Accumulated deficit	(104,920)	(80,172)
Accumulated other comprehensive income	67	54
Total stockholders’ equity	99,035	66,514
Total liabilities and stockholders’ equity	$106,856	$86,533

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Procedures	$1,986	$636	$4,810	$1,630
Systems – RIO	4,634	―	8,928	―
Systems – TGS, previously deferred	―	―	11,297	―
Service and other	106	141	322	349
Total revenue	6,726	777	25,357	1,979
Cost of revenue:
Procedures	912	597	2,467	981
Systems – RIO	2,893	611	5,593	1,076
Systems – RIO upgrades	―	―	5,183	―
Systems – TGS, previously deferred	―	―	3,606	―
Service and other	156	153	466	154
Total cost of revenue	3,961	1,361	17,315	2,211
Gross profit (loss)	2,765	(584)	8,042	(232)
Operating costs and expenses:
Selling, general and administrative	7,910	6,265	22,115	16,032
Research and development	3,758	3,111	9,361	9,206
Depreciation and amortization	595	483	1,662	1,330
Total operating costs and expenses	12,263	9,859	33,138	26,568
Loss from operations	(9,498)	(10,443)	(25,096)	(26,800)
Interest and other income	59	241	348	642
Interest and other expenses	―	―	―	(110)
Net loss	(9,439)	(10,202)	(24,748)	(26,268)
Accretion of preferred stock	―	―	―	(44)
Dividends on preferred stock	―	―	―	(521)
Net loss attributable to common stockholders	$(9,439)	$(10,202)	$(24,748)	$(26,833)
Net loss per share – Basic and diluted attributable to common stockholders	$(0.33)	$(0.56)	$(0.95)	$(1.76)
Weighted average common shares outstanding – Basic and diluted	28,615	18,149	26,068	15,266

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except per share data)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net loss	$(24,748)		$(26,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,587		1,041
Amortization of intangible assets	509		495
Stock-based compensation	2,948		2,668
Inventory write-down	629		595
Amortization of premium on investment securities	93		―
Accrued interest expense on deferred license fee	―		45
Changes in operating assets and liabilities:
Accounts receivable	(853)		(1,236)
Inventory	(7,853)		(2,949)
Prepaid and other assets	(267)		(221)
Other assets	72		(31)
Accounts payable	(56)		(499)
Accrued compensation and employee benefits	239		741
Other accrued liabilities	(1,042)		(193)
Deferred cost of revenue	3,608		(2,035)
Deferred revenue	(11,339)		5,539
Net cash used in operating activities	(36,473)		(22,308)
Investing activities:
Purchase of investments	(17,369)		(1,990)
Proceeds from sales and maturities of investments	3,275		4,047
Acquisition of property and equipment	(1,109)		(1,038)
Acquisition of intangible assets	(150)		―
Payment of deferred license fee on IBM license	―		(4,000)
Net cash used in investing activities	(15,353)		(2,981)
Financing activities:
Proceeds from issuance of common stock in equity financing, net of underwriting fees of $3,502	54,861		―
Deferred equity financing costs	(615)		―
Proceeds from initial public offering of common stock, net of underwriting fees of $3,570	―		47,430
Deferred initial public offering costs	―		(972)
Proceeds from employee stock purchase plan	333		―
Payment of payroll taxes relating to the vesting of restricted stock	(350)		―
Exercise of common stock options for cash	79		31
Net cash provided by financing activities	54,308		46,489
Net increase in cash and cash equivalents	2,482		21,200
Cash and cash equivalents at beginning of period	62,547		9,615
Cash and cash equivalents at end of period	$65,029		$30,815

Non-cash investing and financing activities:
Receipt of 40,211 shares of common stock delivered in payment of payroll taxes	$350	$	―
Transfers of inventory to property and equipment	2,825		606
Accretion of redeemable convertible preferred stock	―		44
Accrued dividends on redeemable convertible preferred stock	―		521
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	―		53,667
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	―		6,385
Reclassification of deferred initial public offering costs to additional paid-in capital	―		3,700

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
September 30, 2009
(Unaudited)

1. Description of the Business

          MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its advanced robotic arm solution and orthopedic implants for minimally invasive orthopedic knee procedures. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida.

          In February 2008, the Company effected a one for 3.03 reverse split of its issued and outstanding common stock, which has been retroactively reflected in these financial statements and accompanying notes. Also, in February 2008, the Company completed its initial public offering (“IPO”) of common stock, issuing a total of 5.1 million shares at an offering price to the public of $10.00 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions and expenses, of approximately $43.8 million.

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

          In August 2009, the Company completed a public offering of its common stock, issuing 8,050,000 shares at an offering price to the public of $7.25 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions and expenses, of approximately $54.3 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2008 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”). The results of operations for the third quarter of 2009 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

          In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances and interest income earned on these balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements after that period, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modifying its current business plan. The sale of additional equity and convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict its operations and issuance of dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

Concentrations of Credit Risk and Other Risks and Uncertainties

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and investments. The Company’s cash and cash equivalents are deposited in demand and money market accounts at two large financial institutions. The Company’s investments are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and investment grade rated U.S. corporate debt at two large financial institutions. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

          The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with changing government regulations and taxes, uncertainty of widespread market acceptance of products, access to credit for capital purchases by our customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

          The Company’s current versions of its RIO® Robotic Arm Interactive Orthopedic system (“RIO”), which is the Company’s version 2.0 of its Tactile Guidance System™ (“TGS™”), its RESTORIS® unicompartmental and RESTORIS MCK multicompartmental knee implant systems and its TGS have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

          The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful but has not experienced any credit losses to date.

Revenue Recognition

          Revenue is generated from unit sales of the Company’s RIO system, including installation services, training, upgrades and enhancements, from sales of implants and disposable products, and by providing extended warranty services. The Company’s RIO system, as well as upgrades and enhancements to its RIO system, include software that is essential to the functionality of the product and, accordingly, the Company accounts for the sale of the RIO system pursuant to Accounting Standards Codification (“ASC”) 985-605, Software – Revenue Recognition (“ASC 985-605”).

          The Company recognizes system revenue for sales of the RIO system when there is persuasive evidence of a sales arrangement, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred as prescribed by ASC 985-605. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

          For arrangements with multiple elements, the Company allocates arrangement consideration to the RIO systems, upgrades, enhancements and services based upon vendor specific objective evidence (“VSOE”) of fair value of the respective elements. Revenue and direct cost of revenue associated with the sale of the RIO systems are recognized upon the earlier of (1) delivery of all elements or (2) establishment of VSOE of fair value for all undelivered elements.

          Subsequent to December 31, 2008, the Company no longer manufactures TGS units, to which associated TGS sales arrangements required it to provide upgrades and enhancements, through and including the delivery of the RIO system. The Company commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require the Company to provide upgrades and enhancements. As a result, revenues related to RIO system sales will be recognized upon installation of the system, delivery of associated instrumentation and training of at least one surgeon.

          For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO), which the TGS sales arrangements required the Company to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009 upon delivery of the RIO system. As of September 30, 2009, the deferred revenue balance consists primarily of deferred service revenue as discussed below.

          Costs associated with establishing an accrual for the RIO system standard one-year warranty liability and royalties covered by licensing arrangements related to the sale of RIO systems are expensed upon installation and are included in cost of revenue - systems, in the statements of operations.

          Procedure revenue from the sale of implants and disposable products utilized in knee MAKOplasty procedures is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectability is reasonably assured. The implants and disposable products are a separate unit of accounting from the RIO systems as (1) they have value to the customer on a standalone basis, (2) objective and reliable evidence of the fair value of the item exists and (3) no right of return exists once the implants and disposable products are implanted or consumed. Accordingly, as the Company’s implants and disposable products are sold on a procedural basis, the revenue and costs associated with the sale of implants and disposable products are recognized at the time of sale (i.e., at the time of the completion of the related surgical procedure).

          Service revenue, which is included in other revenue, consists of extended warranty services on the RIO system hardware, and is deferred and recognized ratably over the service period until no further obligation exists. Costs associated with providing extended warranty services are expensed as incurred.

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred system revenue and deferred service revenue. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue also results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. Deferred revenue and associated deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively. The deferred revenue balance as of September 30, 2009 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware.

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

          Beginning with the fourth quarter of 2008, manufacturing overhead costs have been capitalized and included in inventory. As of September 30, 2009 and December 31, 2008, capitalized manufacturing overhead included in inventory was approximately $868,000 and $282,000, respectively. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

Net Loss Per Share

          The Company calculated net loss per share in accordance with ASC 260, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders adjusted for redeemable convertible preferred stock accretion and dividends by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

(in thousands)	September 30,
	2009	2008
Stock options outstanding	3,533	2,188
Warrants to purchase common stock	2,076	463

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

          In June 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update. As codified in ASC 815-40, Derivatives and Hedging, this update provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The update applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under ASC 815-10-15. The update also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under previous derivative Generally Accepted Accounting Principals (“GAAP”), for purposes of determining whether the instrument is within the scope of derivative accounting. ASC 815-40 was effective beginning with the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s results of operations and financial position.

          Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, Business Combinations, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption did not have a material impact on the Company’s results of operations and financial position.

          In December 2007, the FASB issued accounting guidance regarding noncontrolling interests, as codified in ASC 810-10-65. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption did not have a material impact on the Company’s results of operations and financial position.

          Effective April 1, 2009, the Company adopted a new accounting standard, as codified in ASC 820-10-65, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have a material impact on the Company’s results of operations and financial position.

          In April 2009, the FASB issued an accounting standard update, as codified in ASC 320-10-65, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s results of operations and financial position.

          Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). ASC 855-10 is effective for interim or annual periods ending after June 15, 2009. In accordance with ASC 855-10, the Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 4, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

          Effective July 1, 2009, the Company adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. As ASC 105 was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial statements.

New Accounting Pronouncements

          In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. ASU 2009-13 eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the future impact that ASU 2009-13 will have on its financial statements.

          In September 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 modifies the scope of ASC 985-605 to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the future impact that ASU 2009-14 will have on its financial statements.

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

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of September 30, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Short-term investments:
U.S. government agencies	$10,923	$43	$	―	$10,966
Certificates of deposit	25	―		―	25
Long-term investments:
U.S. government agencies	1,029	2		―	1,031
U.S. corporate debt	3,047	22		―	3,069
Total investments	$15,024	$67	$	―	$15,091

          As of December 31, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Short-term investments:
Certificates of deposit	$61	$	―	$	―	$61
Variable auction rate securities	962		54		―	1,016
Total short-term investments	$1,023		$54	$	―	$1,077

          As of September 30, 2009, all short-term investments had maturity dates of less than one year. As of September 30, 2009, all long-term investments had maturity dates between one and three years.

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$10,966	$10,966	$	―	$	―
Certificates of deposit	25	25
Long-term investments:
U.S. government agencies	1,031	1,031		―		―
U.S. corporate debt	3,069	3,069		―		―
Total investments	$15,091	$15,091	$	―	$	―

          The table below provides a reconciliation of auction rate securities assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three and nine months ended September 30, 2009.

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Balance at beginning of period	$	―		$1,016
Transfers into Level 3		―		―
Total gains realized included in earnings		―		63
Total change in other comprehensive income		―		(54)
Sales/redemptions		―		(1,025)
Balance at September 30, 2009	$	―	$	―

The total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$	―	$	―

          In February 2008, the FASB issued an accounting standard update, as codified in ASC 820-10, that delayed the effective date of fair value measurements accounting for certain nonfinancial assets and certain nonfinancial liabilities, until the beginning of the first quarter of fiscal 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update did not have a material impact on the Company’s financial position or its results of operations.

Fair Value of Financial Instruments

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4. Inventory

          Inventory consisted of the following:

(in thousands)	September 30, 2009	December 31, 2008
Raw materials	$4,335	$3,809
Work-in-process	1,758	748
Finished goods	5,979	3,116
Total inventory	$12,072	$7,673

5. Commitments and Contingencies

Purchase Commitments

          At September 30, 2009, the Company was committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $5.0 million.

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

7. Preferred Stock and Stockholders’ Equity

Preferred Stock

          As of September 30, 2009 and December 31, 2008, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of September 30, 2009, there were no shares of preferred stock issued or outstanding.

Common Stock

          As of September 30, 2009 and December 31, 2008, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

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

Comprehensive Loss

          Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended September 30, 2009 and 2008, the Company recorded comprehensive losses of approximately $9,438,000 and $10,184,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded comprehensive losses of approximately $24,735,000 and $26,247,000, respectively. The difference between comprehensive loss and net loss for the three and nine months ending September 30, 2009 and 2008 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

Stock Option Plans and Stock-Based Compensation

          The Company recognizes compensation expense for its stock-based awards in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

          On May 22, 2009, the Company issued 100,000 shares of restricted stock to its Chief Executive Officer at a fair value of $8.70 per share on the date of issuance. The restricted stock will vest over a four-year period. On May 22, 2009, 40,211 shares of common stock were surrendered by the Chief Executive Officer to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the Company’s Chief Executive Officer. As of September 30, 2009, 795,864 shares of restricted stock granted to the Company’s Chief Executive Officer were issued and outstanding.

          During the three months ended September 30, 2009 and 2008, stock-based compensation expense was approximately $1.1 million and $609,000, respectively. Included within stock-based compensation expense for the three months ended September 30, 2009 were $783,000 related to stock option grants, $258,000 related to the partial vesting of 795,864 shares of restricted stock granted to the Company’s Chief Executive Officer at various dates from 2005 through 2009, and $41,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). During the nine months ended September 30, 2009 and 2008, stock-based compensation expense was approximately $2.9 million and $2.7 million, respectively. Included within stock-based compensation expense for the nine months ended September 30, 2009 were $2.1 million related to stock option grants, $735,000 related to the partial vesting of 795,864 shares of restricted stock granted to the Company’s Chief Executive Officer at various dates from 2005 through 2007, and $116,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

          Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is five years. The maximum term of all other options is ten years. Options issued under the 2008 Plan that are forfeited or expire will be made available for new grants under the 2008 Plan. Options issued under the 2004 Plan that are forfeited or expire will not be made available for new grants under the 2008 Plan. All future awards will be made under the 2008 Plan.

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2008	733	2,193	$5.56
Shares reserved	998	―	―
Restricted stock issued	(100)	―	―
Options granted	(1,446)	1,446	7.97
Options exercised	―	(79)	1.01
Options forfeited under the 2004 Plan	―	(9)	10.92
Options forfeited under the 2008 Plan	18	(18)	8.34
Balance at September 30, 2009	203	3,533	6.61

          As of September 30, 2009, there was total unrecognized compensation cost of approximately $10.7 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan) granted to the Company’s employees and non-employee directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.9 years as of September 30, 2009.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	1.99% - 3.53%	3.44% - 3.62%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	55.04% - 57.71%	56.49% - 56.78%

Warrants

          In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants are immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of September 30, 2009, all the warrants were outstanding and exercisable, and none have been exercised.

          See Note 6 for disclosure regarding the issuance of warrants in connection with the Company’s October 2008 financing transaction.

8. Income Taxes

          The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income taxes are determined based upon differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of the MAKOplasty® solution; the future availability from third-party suppliers, including single source suppliers of implants and components of our RIO® Robotic Arm Interactive Orthopedic system, or RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth including projections regarding systems installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a further or continued economic downturn on the ability of our customers to secure adequate funding to buy our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to product releases, decreases in sales of our principal product lines, increases in expenditures related to increased or changing governmental regulation or taxation of our business, unanticipated issues in securing regulatory clearance or approvals for new products or upgrades or changes to our current products, unanticipated issues associated with any healthcare reform that may be enacted, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop and market our products. These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and our other periodic reports filed from time to time with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

          We have received or applied for trademark registration of and/or claim trademark rights for the following marks: “MAKOplasty,” “RIO,” “RESTORIS®,” “Tactile Guidance System™” and “TGS™,” as well as in the MAKO Surgical Corp. “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.”

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

          Through December 31, 2008, our recognized revenue was primarily generated from the sale of our implants and disposable products utilized in knee MAKOplasty procedures. In accordance with our revenue recognition policy, upon the sale of our Tactile Guidance System, or TGS, we deferred recognition of the related revenue and direct cost of revenue until delivery of the RIO system, which is version 2.0 of the TGS. We commercially released the RIO system in the first quarter of 2009. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009 upon delivery of the RIO system. We have incurred net losses in each year since our inception and, as of September 30, 2009, we had an accumulated deficit of $104.9 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will increase due to additional operational and regulatory costs and burdens associated with the rapid expansion of our operations and operating as a public company.

          Recent key milestones in the development of our business include the following:

          • We commercially released our RIO system in the first quarter of 2009. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009 upon delivery of the RIO system. In addition, we recognized the revenue and the direct cost of revenue from twelve new unit sales of our RIO system during the nine month period ended September 30, 2009, bringing the total number of commercial MAKOplasty sites to 29 as of September 30, 2009.

          • In the second quarter of 2009 we commercially released our RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK, which enables surgeons to perform bicompartmental knee MAKOplasty procedures. As of September 30, 2009, 89 RESTORIS MCK bicompartmental knee MAKOplasty procedures were performed since the release of RESTORIS MCK.

          • During the nine month period ended September 30, 2009, a total of 1,041 knee MAKOplasty procedures were performed, including unicompartmental and bicompartmental procedures, representing a 160% increase over the same period in 2008.

          • In September 2009, we received 510(k) clearance from the FDA for an application that assists a surgeon in acetabular reaming during total hip arthroplasty using the RIO system platform. We believe this represents achievement of a necessary milestone towards what we anticipate will be our future development and clearance of a RIO-enabled hip MAKOplasty application.

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

Revenue

          Revenue is generated from unit sales of our RIO systems, including installation services, training and upgrades and enhancements, from sales of implants and disposable products and sales of extended warranty service contracts. Through December 31, 2008, our recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. For the three and nine months ended September 30, 2009, we also recognized revenue from sales of our RIO systems in our statement of operations as discussed below.

          Since December 31, 2008, we no longer manufacture TGS units, to which associated TGS sales arrangements required us to provide upgrades and enhancements, through and including the delivery of the RIO system. We commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require us to provide upgrades and enhancements. As a result, we anticipate that revenues related to RIO system sales will not be deferred and will be recognized upon installation of the system, delivery of associated instrumentation and training of at least one surgeon.

          For sales of TGS units through December 31, 2008, the sales arrangements required us to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system. Prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Upon satisfaction of the final deliverable of the RIO system, the revenue and direct cost of revenue associated with the sale of TGS units are recognized in our statement of operations. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009 upon delivery of the RIO system. Our deferred revenue balance as of September 30, 2009 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware.

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

Cost of Revenue

          Cost of revenue primarily consists of the direct costs associated with the manufacture of RIO systems, implants and disposable products for which revenue has been recognized or deferred in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the cost associated with establishing at the time of installation an accrual for the RIO system standard one-year warranty liability, royalties related to the sale of products covered by licensing arrangements and write-offs of obsolete or impaired inventory.

          The direct cost of revenue associated with the sale of TGS units was deferred until the recognition of the related revenue. The revenue and the direct cost of revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009 upon delivery of the RIO system.

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

Critical Accounting Policies

          A summary of our critical accounting policies is included in our Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes to those policies for the nine months ended September 30, 2009.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

          Revenue. Revenue was $6.7 million for the three months ended September 30, 2009, compared to $777,000 for the three months ended September 30, 2008. The increase in revenue of $5.9 million was primarily due to $4.6 million of revenue from six unit sales of our RIO system. Prior to 2009, recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until they were upgraded to RIO systems, which we commercially released in the first quarter of 2009. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009. Total revenue was also positively impacted by a $1.4 million increase in procedure revenue attributable to an increase in knee MAKOplasty procedures performed during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. There were 418 knee MAKOplasty procedures performed during the three months ended September 30, 2009 compared to 159 knee MAKOplasty procedures performed during three months ended September 30, 2008. We expect our revenue to increase as unit sales of our RIO system increases in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

          Cost of Revenue. Cost of revenue was $4.0 million for the three months ended September 30, 2009, compared to $1.4 million for the three months ended September 30, 2008. The increase in cost of revenue of $2.6 million was primarily due to the recognition of the cost of revenue from six unit sales of our RIO system and to an increase in knee MAKOplasty procedures performed. We expect our cost of revenue to increase as unit sales of our RIO system increases in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

          Selling, General and Administrative. Selling, general and administrative expense was $7.9 million for the three months ended September 30, 2009, compared to $6.3 million for the three months ended September 30, 2008. The increase of $1.6 million, or 26%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the three months ended September 30, 2009 also included $883,000 of stock-based compensation expense compared with $501,000 for the three months ended September 30, 2008. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2009. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, continued growth in operations and the costs associated with operating as a public company.

          Research and Development. Research and development expense was $3.8 million for the three months ended September 30, 2009, compared to $3.1 million for the three months ended September 30, 2008. The increase of $647,000, or 21%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

          Depreciation and Amortization. Depreciation and amortization expense was $595,000 for the three months ended September 30, 2009, compared to $483,000 for the three months ended September 30, 2008. The increase of $112,000, or 23%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2009 and 2008.

          Interest and Other Income. Interest and other income was $59,000 for the three months ended September 30, 2009, compared to $241,000 for the three months ended September 30, 2008. The decrease of $182,000, or 76%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the three months ended September 30, 2009 compared with the same period of 2008.

          Income Taxes. No income taxes were recognized for the three months ended September 30, 2009 and 2008, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the three months ended September 30, 2009 and 2008, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

          Revenue. Revenue was $25.4 million for the nine months ended September 30, 2009, compared to $2.0 million for the nine months ended September 30, 2008. The increase in revenue of $23.4 million was primarily due to the recognition of approximately $11.3 million of revenue from seventeen previously deferred unit sales of our TGS and $8.9 million of revenue from twelve unit sales of our RIO system. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009. Prior to 2009, recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. Total revenue was also positively impacted by a $3.2 million increase in procedure revenue attributable to an increase in knee MAKOplasty procedures performed during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. There were 1,041 knee MAKOplasty procedures performed during the nine months ended September 30, 2009 compared to 401 knee MAKOplasty procedures performed during nine months ended September 30, 2008.

          Cost of Revenue. Cost of revenue was $17.3 million for the nine months ended September 30, 2009, compared to $2.2 million for the nine months ended September 30, 2008. The increase in cost of revenue of $15.1 million was primarily due to the recognition of the direct cost of revenue from seventeen previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades, as described in the “Factors Which May Influence Future Results of Operations” section above, the cost of revenue from twelve unit sales of our RIO system and an increase in knee MAKOplasty procedures performed.

          Selling, General and Administrative. Selling, general and administrative expense was $22.1 million for the nine months ended September 30, 2009, compared to $16.0 million for the nine months ended September 30, 2008. The increase of $6.1 million, or 38%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the nine months ended September 30, 2009 also included $2.4 million of stock-based compensation expense compared with $1.4 million for the nine months ended September 30, 2008. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2009.

          Research and Development. Research and development expense was $9.4 million for the nine months ended September 30, 2009, compared to $9.2 million for the nine months ended September 30, 2008. The increase of $155,000, or 2%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products. This was partially offset by a nonrecurring charge of $949,000 incurred in the first quarter of 2008 associated with the vesting in full, upon completion of our IPO in February 2008, of restricted common stock issued pursuant to business consultation agreements entered into in December 2004.

          Depreciation and Amortization. Depreciation and amortization expense was $1.7 million for the nine months ended September 30, 2009, compared to $1.3 million for the nine months ended September 30, 2008. The increase of $332,000, or 25%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2009 and 2008.

          Interest and Other Income. Interest and other income was $348,000 for the nine months ended September 30, 2009, compared to $642,000 for the nine months ended September 30, 2008. The decrease of $294,000, or 46%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the nine months ended September 30, 2009 compared with the same period of 2008.

          Interest and Other Expense. Interest and other expense was $0 for the nine months ended September 30, 2009, compared to $110,000 for the nine months ended September 30, 2008. Through February 2008, interest and other expense consisted primarily of the amortization of a $590,000 discount associated with a deferred payment to IBM of $4.0 million which had been fully amortized and paid upon the completion of our IPO in February 2008.

          Income Taxes. No income taxes were recognized for the nine months ended September 30, 2009 and 2008, due to net operating losses in each period. In addition, no current or deferred income taxes were recorded for the nine months ended September 30, 2009 and 2008, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Nine Months Ended September 30,
	2009	2008
Cash used in operating activities	$(36,473)	$(22,308)
Cash used in investing activities	(15,353)	(2,981)
Net cash provided by financing activities	54,308	46,489
Net increase in cash and cash equivalents	$2,482	$21,200

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of September 30, 2009, we had an accumulated deficit of $104.9 million and have financed our operations principally through the sale of Series A, B and C redeemable convertible preferred stock, the sale of common stock in our IPO in February 2008, our equity financing in October 2008 and our equity financing in August 2009. We received net proceeds of $52.2 million from the issuance of Series A, B and C redeemable convertible preferred stock. In February 2008, we completed our IPO of common stock, issuing a total of 5.1 million shares at an offering price to the public of $10.00 per share, resulting in net proceeds to us, after underwriting discounts and commission and expenses, of approximately $43.8 million. In conjunction with the closing of the IPO in February 2008, all of our outstanding Series A, Series B and Series C redeemable convertible preferred stock was converted into 10,945,080 shares of common stock, as adjusted for a one-for-3.03 reverse stock split, which has been retroactively reflected in the accompanying financial statements.

          In October 2008, we entered into a Securities Purchase Agreement for an equity financing of up to approximately $60 million, with initial gross proceeds of approximately $40.2 million, which we closed on October 31, 2008, and conditional access at our discretion to an additional $20 million, which we refer to as the Second Closing. In connection with the financing, we issued and sold to the participating investors 6,451,613 shares of our common stock at a purchase price of $6.20 per share and issued warrants to the participating investors to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. In addition, we issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share to investors that agreed to purchase an additional $20 million of common stock in the Second Closing. The financing resulted in net proceeds of approximately $39.7 million, after expenses of approximately $525,000.

          In August 2009, we completed a public offering of our common stock, issuing 8,050,000 shares at an offering price to the public of $7.25 per share, resulting in net proceeds of approximately $54.3 million, after underwriting discounts and commissions and expenses.

          As of September 30, 2009, we had approximately $80.1 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and investment grade rated U.S. corporate debt.

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and inventory write-downs. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the nine months ended September 30, 2009 are approximately $11.3 million and $3.6 million of decreases to the deferred revenue balance and deferred cost of revenue balance, respectively, due to the recognition of seventeen previously deferred unit sales of our TGS, and $7.9 million of increases in inventory necessitated by the commercial release of the RIO system, the commercial release of the RESTORIS MCK implant system and increased sales of implants and disposable products. Included in changes in operating assets and liabilities for the nine months ended September 30, 2008 are approximately $5.5 million and $2.0 million of increases to the deferred revenue balance and deferred cost of revenue balance, respectively, due primarily to unit sales of our TGS, and $2.9 million of increases in inventory necessitated by the commercial release of our RESTORIS unicompartmental knee implant system in the third quarter of 2008. In accordance with our revenue recognition policy, recognition of revenue and direct cost of revenue associated with the unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009

Net Cash Used in Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2009 was primarily attributable to the purchase of investments of $17.4 million, which was partially offset by proceeds of $3.3 million from sales and maturities of investments. Net cash used in investing activities for the nine months ended September 30, 2008 was primarily attributable to the payment of a $4.0 million deferred license fee due to IBM upon completion of our IPO and to $2.0 million of purchases of investments, which was partially offset by proceeds of $4.0 million from sales and maturities of investments.

Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the nine months ended September 30, 2009 was primarily attributable to net proceeds received in connection with our equity financing in August 2009. Net cash provided by our financing activities for the nine months ended September 30, 2008 was primarily attributable to net proceeds received in connection with our IPO in February 2008.

Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, commercialize our RIO system and RESTORIS unicompartmental and RESTORIS MCK multicompartmental knee implant systems, continue research and development of existing and future products and continue development of the corporate infrastructure required to sell and market our products, support operations and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RESTORIS unicompartmental and RESTOIS MCK multicompartmental knee implant systems and our RIO system.

          In executing our current business plan, we believe our existing cash, cash equivalents and investment balances, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements after that period, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modify our current business plan. The sale of additional equity and convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and issuance of dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our products;

•	the rate of progress, cost and success of on-going product development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any material transaction of this type; and

•	the continued downturn in general economic conditions and interest rates.

Contractual Obligations

          At September 30, 2009, we were committed to make future purchases for inventory related items under various purchase arrangements with fixed purchase provisions aggregating approximately $5.0 million.

          In May 2009, we entered into a license agreement for patents relating to our RIO system, which we refer to as the robotic arm license. The robotic arm license requires minimum running royalties on sales of our RIO systems. The minimum running royalties are estimated to be approximately $200,000 for the year ended December 31, 2009, and increase annually thereafter through 2013. The minimum running royalties for the year ended December 31, 2013 and for each subsequent year through the term of the agreement are estimated to be approximately $1.0 million annually.

          In June 2009, we entered into a Research and Development License and Supply Agreement, or the R&D Agreement, associated with a potential future product for RIO enabled hip procedures. The R&D Agreement required an up-front payment of $450,000, and requires future milestone payments based on development progress. The aggregate milestone payments we are obligated to pay under the R&D Agreement are $1.6 million assuming the achievement of all development milestones. Through September 30, 2009, we had paid the $450,000 up-front payment and we had paid a $350,000 milestone payment which became due upon the achievement of the related milestone. The aggregate up-front payment and milestone payments of $2.0 million we are required to pay under the R&D Agreement will be recognized as research and development expense on a straight-line basis over the period development services are performed based on our current expectation that all development milestones will be achieved.

          Other than as described above and scheduled payments through September 30, 2009, there have been no significant changes in our contractual obligations during the nine months ended September 30, 2009 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

          In June 2008, the Financial Accounting Standards Board, or FASB, issued an accounting standard update. As codified in Accounting Standards Codification 815-40, or ASC 815-40, Derivatives and Hedging, this update provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The update applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under ASC 815-10-15. The update also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under previous derivative Generally Accepted Accounting Principals, or GAAP, for purposes of determining whether the instrument is within the scope of derivative accounting. ASC 815-40 was effective beginning first quarter of fiscal 2009. The adoption did not have a material impact on our results of operations and financial position.

          Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC 805, Business Combinations, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption did not have a material impact on our results of operations and financial position.

          In December 2007, the FASB issued accounting guidance regarding noncontrolling interests, as codified in ASC 810-10-65. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption did not have a material impact on our results of operations and financial position.

          Effective April 1, 2009, we adopted a new accounting standard, as codified in ASC 820-10-65, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have a material impact on our results of operations and financial position.

          In April 2009, the FASB issued an accounting standard update, as codified in ASC 320-10-65, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption did not have a material impact on our results of operations and financial position.

          Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). ASC 855-10 is effective for interim or annual periods ending after June 15, 2009. In accordance with ASC 855-10, we have evaluated subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission, or SEC, on November 4, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

          Effective July 1, 2009, we adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105. ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. As ASC 105 was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

Recent Accounting Pronouncements

          In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. ASU 2009-13 eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the future impact that ASU 2009-13 will have on our financial statements.

          In September 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. ASU 2009-14 modifies the scope of ASC 985-605 to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the future impact that ASU 2009-14 will have on our financial statements.

          Other than as described above, there have been no significant changes in Recent Accounting Pronouncements during the nine months ended September 30, 2009 as compared to the Recent Accounting Pronouncements described in our Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our exposure to market risk is confined to our cash, cash equivalents and investments. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs, with the need to maximize value being an important consideration. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities including notes and bonds from U.S. government agencies and investment grade rated U.S. corporate debt. The securities in our investment portfolio are not leveraged and are classified as available for sale. We currently do not hedge interest rate exposure. We do not believe that a variation in market rates of interest would significantly impact the value of our investment portfolio.

ITEM 4T. CONTROLS AND PROCEDURES.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

          There have been no material changes in our risk factors from those disclosed in our Form 10-Q for the quarter ended June 30, 2009.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: November 4, 2009	By:	/s/ Fritz L. LaPorte

Fritz L. LaPorte
Senior Vice President of Finance and
Administration, Chief Financial Officer and
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350