Form 10-Q
period 2010-03-31
MAKO Surgical Corp.
filed 2010-05-07
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to___________________

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2010:

Class	Outstanding at April 29, 2010

Common Stock	33,767,675

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.
Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,757	$17,159
Short-term investments	49,600	44,686
Accounts receivable	5,246	6,536
Inventory	9,659	8,377
Prepaids and other assets	1,218	532
Total current assets	75,480	77,290
Long-term investments	1,258	9,368
Property and equipment, net	7,729	8,018
Intangible assets, net	7,180	4,234
Other assets	199	193
Total assets	$91,846	$99,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,481	$1,159
Accrued compensation and employee benefits	1,839	3,709
Other accrued liabilities	4,090	2,872
Deferred revenue	434	548
Total current liabilities	7,844	8,288

Deferred revenue	8	21
Total liabilities	7,852	8,309

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 33,371,230 and 33,036,378 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	33	33
Additional paid-in capital	209,580	204,977
Accumulated deficit	(125,603)	(114,195)
Accumulated other comprehensive loss	(16)	(21)
Total stockholders’ equity	83,994	90,794
Total liabilities and stockholders’ equity	$91,846	$99,103

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Procedures	$3,628	$1,155
Systems – RIO	3,390	―
Systems – TGS, previously deferred	―	2,490
Service and other	231	82
Total revenue	7,249	3,727
Cost of revenue:
Procedures	1,955	487
Systems – RIO	1,740	252
Systems – RIO upgrades	―	1,213
Systems – TGS, previously deferred	―	972
Service and other	301	106
Total cost of revenue	3,996	3,030
Gross profit	3,253	697
Operating costs and expenses:
Selling, general and administrative	10,818	6,808
Research and development	3,283	2,513
Depreciation and amortization	622	478
Total operating costs and expenses	14,723	9,799
Loss from operations	(11,470)	(9,102)
Interest and other income	108	222
Loss before income taxes	(11,362)	(8,880)
Income tax expense	46	5
Net loss	$(11,408)	$(8,885)
Net loss per share – Basic and diluted	$(0.34)	$(0.36)
Weighted average common shares outstanding – Basic and diluted	33,180	24,741

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net loss	$(11,408)	$(8,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	516	437
Amortization of intangible assets	205	165
Stock-based compensation	1,303	830
Inventory write-down	1,057	86
Amortization of premium on investment securities	158	―
Loss on asset impairment	899	―
Changes in operating assets and liabilities:
Accounts receivable	1,290	(86)
Inventory	(2,641)	(4,712)
Prepaid and other assets	(686)	(147)
Other assets	(6)	47
Accounts payable	322	1,139
Accrued compensation and employee benefits	(1,870)	(803)
Other accrued liabilities	1,218	(390)
Deferred cost of revenue	―	(115)
Deferred revenue	(127)	(539)
Net cash used in operating activities	(9,770)	(12,973)
Investing activities:
Purchase of investments	(6,908)	(14,700)
Proceeds from sales and maturities of investments	9,951	1,025
Acquisition of property and equipment	(824)	(1,452)
Acquisition of intangible assets	(98)	―
Net cash provided by (used in) investing activities	2,121	(15,127)
Financing activities:
Proceeds from employee stock purchase plan	147	101
Exercise of common stock options and warrants for cash	204	26
Payment of payroll taxes relating to vesting of restricted stock	(104)	―
Net cash provided by financing activities	247	127
Net decrease in cash and cash equivalents	(7,402)	(27,973)
Cash and cash equivalents at beginning of period	17,159	62,547
Cash and cash equivalents at end of period	$9,757	$34,574

Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$302	$1,046
Issuance of stock for intangible asset	3,053	―
Receipt of 7,917 shares of common stock delivered in payment of payroll taxes	104	―

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
March 31, 2010
(Unaudited)

1. Description of the Business

          MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its advanced robotic arm solution and orthopedic implants for minimally invasive orthopedic knee procedures called MAKOplasty®. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida. In February 2008, the Company’s common stock began trading on The NASDAQ Global Market under the ticker symbol “MAKO” in connection with the closing of its initial public offering.

2. Summary of Significant Accounting Policies

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2009 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The results of operations for the first quarter of 2010 may not be indicative of the results to be expected for the entire year or any future periods.

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

          The Company’s current versions of its RIO® Robotic Arm Interactive Orthopedic (“RIO”) system, which is the version 2.0 of its Tactile Guidance System™ (“TGS™”), its RESTORIS® unicompartmental and RESTORIS MCK multicompartmental knee implant systems and its TGS have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

          The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company will provide an allowance for doubtful accounts when collections become doubtful but has not experienced any credit losses to date.

Revenue Recognition

          Revenue is generated from unit sales of the Company’s RIO system, including associated instrumentation, installation services and training, from sales of implants and disposable products, and by providing extended warranty services. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

          Effective January 1, 2010, the Company early adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”) on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. In accordance with ASU 2009-13 (as codified under Accounting Standards Codification (“ASC”) 605-25, Multiple-Element Arrangements) and ASU 2009-14, the Company allocates arrangement consideration to the RIO systems, associated instrumentation and services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”) of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price.

          Prior to the adoption of ASU 2009-13 and ASU 2009-14, the Company accounted for the sale of the RIO systems pursuant to ASC 985-605, Software – Revenue Recognition, which required the Company allocate arrangement consideration to the RIO systems, associated instrumentation and services based upon VSOE of fair value of the respective elements. Had the new accounting guidance been applied to revenue at the beginning of 2009, the resultant revenue and net loss for the year ended December 31, 2009 would have been substantially the same.

          Subsequent to December 31, 2008, the Company no longer manufactures TGS units, to which associated TGS sales arrangements required it to provide upgrades and enhancements, through and including the delivery of the RIO system. The Company commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require the Company to provide upgrades and enhancements. As a result, revenues related to RIO system sales are recognized upon installation of the system and training of at least one surgeon.

          For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO system), which the TGS sales arrangements required the Company to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the year ended December 31, 2009, upon delivery of the RIO system. As of March 31, 2010, the deferred revenue balance consists primarily of deferred service revenue as discussed below.

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

          Procedure revenue from the sale of implants and disposable products utilized in knee MAKOplasty procedures is recognized at the time of sale (i.e., at the time of the related surgical procedure).

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

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred system revenue and deferred service revenue. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred cost of revenue consisted of the direct costs associated with the manufacture of RIO systems for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. Deferred revenue expected to be realized within one year is classified as a current liability. The deferred revenue balance as of March 31, 2010 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware. As of December 31, 2009, all deferred cost of revenue associated with the sale of TGS units was recognized in our statement of operations upon delivery of the RIO system.

Intangible Assets

          The Company’s intangible assets are comprised of patents, patent applications and licenses to intellectual property rights. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method over their respective useful lives, which range from 5 to 13 years based on the respective anticipated lives of the underlying patents and patent applications.

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

          Beginning with the fourth quarter of 2008, manufacturing overhead costs have been capitalized and included in inventory. As of March 31, 2010 and December 31, 2009, capitalized manufacturing overhead included in inventory was approximately $1.2 million and $1.1 million, respectively. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts that were not significant.

Net Loss Per Share

          The Company calculated net loss per share in accordance with ASC 260, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

(in thousands)	March 31,
	2010	2009
Stock options outstanding	4,416	3,343
Warrants to purchase common stock	2,043	2,076
Unvested restricted stock	292	226

Reclassifications

          Certain reclassifications have been made to the prior periods’ statement of cash flows and to the prior periods’ statement of operations to conform to the current period’s presentation.

          The Company loans instrumentation to its customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment which facilitate the implantation of the Company’s knee implants (“Implant Instruments”). Implant Instruments loaned to customers are not part of the tangible product sold and title of loaned Implant Instruments never passes to the surgeon or hospital. To better reflect the true economic nature and enhance comparability with other companies in our industry, depreciation expense on loaned Implant Instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense. Depreciation expense for loaned Implant Instruments was approximately $90,000 and $42,000 for the three months ended March 31, 2010 and 2009, respectively.

          In addition to loaning Implant Instruments to customers, prior to 2010, Implant Instruments were also included as components of a RIO system sale and undeployed Implant Instruments were classified as inventory. Once deployed and placed into service, loaned Implant Instruments were classified as a long-lived asset and included in property and equipment, net of accumulated depreciation. Beginning in the first quarter of 2010, Implant Instruments are no longer included as components of a RIO system sale. To better reflect the true economic nature of the Implant Instruments and be consistent with industry practice, undeployed Implant Instruments have been reclassified from inventory to property and equipment. Undeployed Implant Instruments are carried at cost, net of allowances for excess and obsolete instruments. Loaned Implant Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful life of five years. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. As of March 31, 2010 and December 31, 2009, approximately $1.5 million and $1.8 million, respectively, of undeployed Implant Instruments have been included as property and equipment.

3. Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity. Realized losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest and other expenses. Realized gains and interest and dividends on securities classified as available-for-sale are included in interest and other income. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of March 31, 2010

		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value
(in thousands)
Short-term investments:
U.S. government agencies	$33,696	$12	$(22)	$33,686
Certificates of deposit	13,392	4	(34)	13,362
U.S. corporate debt	2,532	20	―	2,552
Long-term investments:
U.S. government agencies	750	2	―	752
U.S. corporate debt	504	2	―	506
Total investments	$50,874	$40	$(56)	$50,858

          As of December 31, 2009

	Amortized Cost	Gross Unrealized Gains
			Gross Unrealized Losses	Fair Value
(in thousands)
Short-term investments:
U.S. government agencies	$32,860	$31	$(24)	$32,867
Certificates of deposit	10,297	1	(25)	10,273
U.S. corporate debt	1,532	14	―	1,546
Long-term investments:
U.S. government agencies	5,418	―	(18)	5,400
Certificates of deposit	2,462	―	(10)	2,452
U.S. corporate debt	1,506	10	―	1,516
Total investments	$54,075	$56	$(77)	$54,054

          As of March 31, 2010, all short-term investments had maturity dates of less than one year. As of March 31, 2010, all long-term investments had maturity dates between one and two years.

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$33,686	$33,686	$	―	$	―
Certificates of deposit	13,362	13,362
U.S. corporate debt	2,552	2,552
Long-term investments:
U.S. government agencies	752	752		―		―
U.S. corporate debt	506	506		―		―
Total investments	$50,858	$50,858	$	―	$	―

          No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the three months ended March 31, 2010. There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010.

Fair Value of Financial Instruments

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4. Inventory

          Inventory consisted of the following:

(in thousands)	March 31, 2010	December 31, 2009
Raw materials	$2,768	$1,809
Work-in-process	1,211	884
Finished goods	5,680	5,684
Total inventory	$9,659	$8,377

          For the three months ended March 31, 2010, the Company wrote-off approximately $1.9 million, or $(0.06) per basic and diluted share, of excess RESTORIS unicompartmental knee implant system (“RESTORIS Classic”) implants and related instrumentation with excess implants of approximately $1.0 million charged to cost of revenue – procedures, cancellation charges of $130,000 charged to cost of revenue – service and other and excess instrumentation of approximately $808,000 charged to selling, general and administrative expenses. These charges were necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, the Company launched its next generation RESTORIS MCK multicompartmental knee implant system (“RESTORIS MCK”). RESTORIS MCK was designed as a premium addition to the RESTORIS product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

          The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, additional future write-offs of the Company’s inventory may occur.

5. Commitments and Contingencies

Purchase Commitments

          At March 31, 2010, the Company was committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating approximately $6.1 million.

Contingencies

          The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

Development Agreement

          In June 2009, the Company entered into a Research and Development License and Supply Agreement, or the R&D Agreement, associated with a potential future product for RIO enabled hip MAKOplasty procedures. The R&D Agreement required an up-front payment of $450,000, and requires future milestone payments based on development progress. The aggregate milestone payments the Company is obligated to pay under the R&D Agreement are $1.6 million assuming the achievement of all development milestones. Through March 31, 2010, the Company paid the $450,000 up-front payment and the Company paid $550,000 of milestone payments which became due upon the achievement of the related milestones. The aggregate up-front payment and milestone payments of $2.0 million the Company is required to pay under the R&D Agreement are being recognized as research and development expense on a straight-line basis over the period development services are performed based on the current expectation that all development milestones will be achieved.

6. Related Party Transaction

          In February 2010, the Company completed the acquisition of substantially all of the intellectual property portfolio of Z-Kat, Inc. (“Z-Kat”). The terms of the Asset Purchase Agreement between the Company and Z-Kat (the “Asset Purchase Agreement”) terminated the Company’s prior licenses with Z-Kat, including Z-Kat’s nonexclusive sublicense to the Company’s intellectual property portfolio, and transferred to the Company ownership rights to certain intellectual property assets for core technologies in computer assisted surgery (“CAS”), haptics and robotics, including U.S. and foreign patents and patent applications, proprietary software and documentation, trade secrets and trademarks owned by Z-Kat, and certain contractual and other rights to patents, patent applications and other intellectual property licensed to Z-Kat under licenses. In connection with the acquisition, the Company also entered into a new license agreement with Z-Kat (the “License Agreement”) pursuant to which the Company obtained an exclusive worldwide, fully transferable, perpetual, royalty-free and fully paid-up sublicense to certain intellectual property for technologies in CAS licensed by Z-Kat. This new License Agreement expands the Company’s rights in this intellectual property from the field of orthopedics to the medical field generally. Certain of the Company’s rights under the Asset Purchase Agreement and License Agreement remain subject to any prior license granted by Z-Kat, including a license to Biomet Manufacturing Corp. In consideration for consummation of the transactions contemplated by the Asset Purchase Agreement and License Agreement, the Company issued 230,458 shares of its unregistered common stock to Z-Kat in a private placement, which was treated as a related party transaction because certain directors and executive officers of the Company have a material interest in Z-Kat by virtue of their ownership of Z-Kat stock. The Asset Purchase Agreement and License Agreement were approved by the independent members of the board of directors and audit committee of the Company.

7. Stockholders’ Equity

Common Stock

          As of March 31, 2010 and December 31, 2009, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

Comprehensive Loss

          Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2010 and 2009, the Company recorded comprehensive losses of approximately $11,403,000 and $8,925,000, respectively. The difference between comprehensive loss and net loss for the three months ending March 31, 2010 and 2009 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

          On February 4, 2010, the Company issued 100,000 shares of restricted stock to its CEO at a fair value of $11.95 per share on the date of issuance. The restricted stock will vest over a four-year period. For the three months ended March 31, 2010, 7,917 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the Company’s CEO. As of March 31, 2010, 825,113 shares of restricted stock granted to the Company’s CEO were issued and outstanding.

          During the three months ended March 31, 2010 and 2009, stock-based compensation expense was approximately $1.3 million and $830,000, respectively. Included within stock-based compensation expense for the three months ended March 31, 2010 were $953,000 related to stock option grants, $297,000 related to the partial vesting of shares of restricted stock granted to the Company’s CEO at various dates from 2006 through 2010, and $53,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”).

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

          The 2008 Plan contains an evergreen provision whereby the authorized shares available under the 2008 Plan increase on January 1st of each year in an amount equal to the least of (1) four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2009 and 2010 were approximately 998,000 and 1,330,000, respectively.

          Under the terms of the Plans, the maximum term of options intended to be incentive stock options granted to persons who own at least 10% of the voting power of all outstanding stock on the date of grant is 5 years. The maximum term of all other options is 10 years. Options issued under the 2008 Plan that are forfeited or expire will again be made available for issuing grants under the 2008 Plan. Options issued under the 2004 Plan that are forfeited or expire will not be made available for issuing grants under the 2008 Plan. All future equity awards will be made under the Company’s 2008 Plan.

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
			Weighted Average Exercise Price
	Shares/Options Available For Grant	Number of Options

Balance at December 31, 2009	174	3,478	$6.71
Shares reserved	1,330	―	―
Restricted stock issued	(100)	―	―
Options granted	(991)	991	12.26
Options exercised	―	(41)	3.40
Options forfeited under the 2004 Plan	―	(8)	3.21
Options forfeited under the 2008 Plan	4	(4)	8.26
Balance at March 31, 2010	417	4,416	7.99

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2010, there was total unrecognized compensation cost of approximately $15.9 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan) granted to the Company’s employees and non-employee directors. The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 3.0 years as of March 31, 2010.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Three Months Ended March 31,
	2010	2009
Risk-free interest rate	3.06% - 3.36%	1.99% - 2.42%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	50.33% - 50.43%	56.80% - 56.86%

Warrants

          In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants are immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of March 31, 2010, 429,862 warrants were outstanding and exercisable.

          In October 2008, the Company entered into a Securities Purchase Agreement for an equity financing with gross proceeds of approximately $40.2 million. In connection with the financing, the Company issued warrants to the participating investors to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of March 31, 2010, all the warrants were outstanding and exercisable. In addition, in consideration for the right (the “Call Right”) to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share to participating investors. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of March 31, 2010, all the warrants were outstanding and exercisable. The Company did not exercise its Call Right, which expired on December 31, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of the MAKOplasty® solution; the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO® Robotic Arm Interactive Orthopedic system, or RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth including projections regarding systems installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to intended product launches, decreases in sales of our principal product lines, increases in expenditures related to increased or changing governmental regulation or taxation of our business, unanticipated issues in securing regulatory clearance or approvals for new products or upgrades or changes to our current products, the impact of the recently enacted United States healthcare reform legislation on hospital spending, reimbursement, and the taxing of medical device companies, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop, market, and defend our products. These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and under Item 1A, Risk Factors, contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

          We have received or applied for trademark registration of and/or claim trademark rights for the following marks: “MAKOplasty®,” “RIO®,” “RESTORIS®,” “Tactile Guidance System” and “TGS,” as well as in the MAKO Surgical Corp. “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.”

Overview

          We are an emerging medical device company that markets our advanced robotic arm solution and orthopedic implants for minimally invasive orthopedic knee procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific, early to mid-stage osteoarthritic knee disease. In February 2008, our common stock began trading on The NASDAQ Global Market under the ticker symbol “MAKO” in connection with the closing of our initial public offering.

          We have incurred net losses in each year since our inception and, as of March 31, 2010, we had an accumulated deficit of $125.6 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

          Recent key milestones in the development of our business include the following:

          • During the three month period ended March 31, 2010, a total of 731 knee MAKOplasty procedures were performed, including unicompartmental and bicompartmental procedures, representing a 176% increase over the same period in 2009.

          • In February 2010, we received 510(k) marketing clearance from the FDA for an application that assists a surgeon in performing all components of a total hip arthroplasty using the RIO system. We believe this represents achievement of a necessary milestone towards what we anticipate will be our continuing development and future commercialization of a RIO-enabled hip application.

          • In April 2010, we finalized securing the necessary European Union CE markings for our RIO system and our RESTORIS MCK multicompartmental knee implant system, which is a legal requirement for medical devices intended for sale in Europe.

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

Revenue

          Revenue is generated from unit sales of our RIO system, including associated instrumentation, installation services and training, from sales of implants and disposable products, and by providing extended warranty services. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement.

          Since December 31, 2008, we no longer manufacture TGS units, to which associated TGS sales arrangements required us to provide upgrades and enhancements, through and including the delivery of the RIO system. We commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require us to provide upgrades and enhancements. As a result, we recognize revenues related to RIO system sales upon installation of the system and training of at least one surgeon.

          For sales of TGS units through December 31, 2008, the sales arrangements required us to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system. Prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Upon satisfaction of the final deliverable of the RIO system, the revenue and direct cost of revenue associated with the sale of TGS units was recognized in our statement of operations. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the year ended December 31, 2009, upon delivery of the RIO system. Our deferred revenue balance as of March 31, 2010 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware.

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

          Procedure revenue from the sale of implants and disposable products utilized in knee MAKOplasty procedures is recognized at the time of sale (i.e., at the time of the related surgical procedure).

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

Cost of Revenue

          Cost of revenue primarily consists of the direct costs associated with the manufacture of RIO systems, implants and disposable products for which revenue has been recognized in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the allocation of manufacturing overhead costs, the cost associated with establishing at the time of installation an accrual for the RIO system standard one-year warranty liability, royalties related to the sale of products covered by licensing arrangements and write-offs of obsolete, impaired or excess inventory.

          For the three months ended March 31, 2010, we wrote-off approximately $1.9 million, or $(0.06) per basic and diluted share, of excess RESTORIS unicompartmental knee implant system, or RESTORIS Classic, implants and related instrumentation with excess implants of approximately $1.0 million charged to cost of revenue – procedures, cancellation charges of $130,000 charged to cost of revenue – service and other and excess instrumentation of approximately $808,000 charged to selling, general and administrative expenses. These charges were necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, we launched our next generation RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK. RESTORIS MCK was designed as a premium addition to the RESTORIS product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation and benefits, for sales, marketing, clinical research, operations, regulatory, quality, executive, finance, legal and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, and recruiting expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our future product offerings.

          We loan instrumentation to our customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment which facilitate the implantation of our RESTORIS family of knee implants. Instrument sets loaned to customers are not part of the tangible product sold and title of loaned instrument sets never passes to the surgeon or hospital. To better reflect the true economic nature and enhance comparability with other companies in our industry, depreciation expense on loaned instrument sets has been reclassified from cost of revenue – procedures to selling, general and administrative expense. Depreciation expense for loaned instrument sets was approximately $90,000 and $42,000 for the three months ended March 31, 2010 and 2009, respectively.

Research and Development Expenses

          Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary and benefit costs for research and development employees including stock-based compensation, cost for materials used in research and development activities and costs for outside services. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products, including our RIO-enabled hip application.

Critical Accounting Policies

          Effective January 1, 2010, we early adopted the Financial Accounting Standards Board, or FASB, Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14, on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. In accordance with ASU 2009-13 (as codified under Accounting Standards Codification 605-25, Multiple-Element Arrangements) and ASU 2009-14, we allocate arrangement consideration to the RIO systems, associated instrumentation and services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, or VSOE, of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price.

          Prior to the adoption of ASU 2009-13 and ASU 2009-14, we accounted for the sale of the RIO systems pursuant to ASC 985-605, Software – Revenue Recognition, which required us to allocate arrangement consideration to the RIO systems, associated instrumentation and services based upon VSOE of fair value of the respective elements. Had the new accounting guidance been applied to revenue at the beginning of 2009, the resultant revenue and net loss for the year ended December 31, 2009 would have been substantially the same.

          Other than as described above, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2010 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

          Revenue. Revenue was $7.2 million for the three months ended March 31, 2010, compared to $3.7 million for the three months ended March 31, 2009. The increase in revenue of $3.5 million, or 94%, was primarily due to a $2.5 million, or 214%, increase in procedure revenue and a $900,000, or 36%, increase in RIO system revenue. The $2.5 million increase in procedure revenue was attributable to an increase in knee MAKOplasty procedures performed during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009. There were 731 knee MAKOplasty procedures performed during the three months ended March 31, 2010 compared to 265 knee MAKOplasty procedures performed during three months ended March 31, 2009. The increase in MAKOplasty procedures performed was driven by the continued adoption of MAKOplasty, both in terms of utilization per commercial site and total commercial installed base. Total revenue was also positively impacted by $3.4 million of revenue from four unit sales of our RIO system as compared to the recognition of approximately $2.5 million of revenue from four previously deferred unit sales of our TGS during three months ended March 31, 2009. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009. Prior to 2009, recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. For the three months ended March 31, 2009, we deferred recognition of the revenue and the direct cost of revenue associated with three new unit sales of our RIO system, which occurred in the first quarter of 2009. Due to the timing of the release of the RIO system near the end of the first quarter of 2009, all related revenue recognition criteria had not been satisfied for these RIO system sales, and recognition of the revenue and the direct cost of revenue for these sales were deferred and recognized in the second quarter of 2009. We expect our revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

          Cost of Revenue. Cost of revenue was $4.0 million for the three months ended March 31, 2010, compared to $3.0 million for the three months ended March 31, 2009. The increase in cost of revenue of $1.0 million, or 32%, was primarily due to the recognition of the cost of revenue from four unit sales of our RIO system and to an increase in knee MAKOplasty procedures performed. Cost of revenue for the three months ended March 31, 2010 was also impacted by a write-off of approximately $1.0 million of excess RESTORIS Classic implants as discussed in “Factors Which May Influence Future Results of Operations” above. This was partially offset by the recognition of the direct cost of revenue from four previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades, during the three months ended March 31, 2009. We expect our cost of revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

          Selling, General and Administrative. Selling, general and administrative expense was $10.8 million for the three months ended March 31, 2010, compared to $6.8 million for the three months ended March 31, 2009. The increase of $4.0 million, or 59%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Selling, general and administrative expense for the three months ended March 31, 2010 was also impacted by a write-off of approximately $808,000 of excess RESTORIS classic instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Selling, general and administrative expense for the three months ended March 31, 2010 also included $1.1 million of stock-based compensation expense compared to $642,000 for the three months ended March 31, 2009. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2009 and 2010. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of our products and an increased number of employees necessary to support our continued growth in operations.

          Research and Development. Research and development expense was $3.3 million for the three months ended March 31, 2010, compared to $2.5 million for the three months ended March 31, 2009. The increase of $770,000, or 31%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our RIO-enabled hip application. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

          Depreciation and Amortization. Depreciation and amortization expense was $622,000 for the three months ended March 31, 2010, compared to $478,000 for the three months ended March 31, 2009. The increase of $144,000, or 30%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2009.

          Interest and Other Income. Interest and other income was $108,000 for the three months ended March 31, 2010, compared to $222,000 for the three months ended March 31, 2009. The decrease of $114,000, or 51%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the three months ended March 31, 2010 compared with the same period of 2009.

          Income Taxes. No federal income taxes were recognized for the three months ended March 31, 2010 and 2009, due to net operating losses in each period. State and local income taxes were $46,000 for the three months ended March 31, 2010, compared to $5,000 for the three months ended March 31, 2009. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception in November 2004. In addition, no current or deferred income taxes were recorded for the three months ended March 31, 2010 and 2009, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Three Months Ended March 31,
	2010	2009
Cash used in operating activities	$(9,770)	$(12,973)
Cash provided by (used) in investing activities	2,121	(15,127)
Net cash provided by financing activities	247	127
Net decrease in cash and cash equivalents	$(7,402)	$(27,973)

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of March 31, 2010, we had an accumulated deficit of $125.6 million and have financed our operations principally through the sale of our equity securities.

          In August 2009, we completed a public offering of our common stock, issuing 8,050,000 shares at an offering price to the public of $7.25 per share, resulting in net proceeds of approximately $54.3 million, after underwriting discounts and commissions and expenses.

          As of March 31, 2010, we had approximately $60.6 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies, certificates of deposit and investment grade rated U.S. corporate debt.

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation, inventory write-downs and property and equipment write-downs. For the three months ended March 31, 2010, inventory write-downs of $1.1 million and property and equipment write-downs of $899,000 were incurred primarily due to the write-off of excess RESTORIS Classic implants and instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the three months ended March 31, 2010 are approximately $2.6 million of increases in inventory necessitated by increased sales of implants and disposable products, $1.9 million of decreases in accrued compensation and employee benefits due primarily to the payment of year-end bonuses, which was partially offset by $1.3 million of decreases in accounts receivable. Included in changes in operating assets for the three months ended March 31, 2009 is approximately $4.7 million of increases in inventory necessitated by the commercial release of the RIO system and increased sales of implants and disposable products.

Net Cash Provided by (Used in) Investing Activities

          Net cash provided by investing activities for the three months ended March 31, 2010 was primarily attributable to proceeds of $10.0 million from sales and maturities of investments, which was partially offset by the purchase of investments of $6.9 million. Net cash used in investing activities for the three months ended March 31, 2009 was primarily attributable to the purchase of investments of $14.7 million and purchases of property and equipment of $1.5 million, which was partially offset by proceeds of $1.0 million from sales and maturities of investments.

Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the three months ended March 31, 2010 was primarily attributable to proceeds received under our employee stock purchase plan and to proceeds received on the exercise of stock options and warrants. Net cash provided by our financing activities for the three months ended March 31, 2009 was primarily attributable to proceeds received under our employee stock purchase plan.

Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and RESTORIS MCK multicompartmental knee implant system, continue research and development of existing and future products and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RESTORIS MCK multicompartmental knee implant system and our RIO system.

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

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our existing products as well as future products;

•	the rate of progress, cost and success of on-going product development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the future unknown impact of recently enacted healthcare legislation;

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any material transaction of this type; and

•	the continued downturn in general economic conditions and interest rates.

Contractual Obligations

          At March 31, 2010, we were committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating approximately $6.1 million.

          Other than as described above and scheduled payments through March 31, 2010, there have been no significant changes in our contractual obligations during the three months ended March 31, 2010 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

          Disclosure Controls and Procedures.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

          There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

          There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2009, except for the risk factor listed below:

Healthcare reforms, changes in healthcare policies and changes to third-party coverage and reimbursements, including recently enacted legislation reforming the U.S. healthcare system, may affect demand for our systems and products and may have a material adverse effect on our financial condition and results of operations.

          In March 2010, the U.S. Congress adopted and the President signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act. These bills include new taxes impacting certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax will apply to our products. Other significant measures contained in these bills include initiatives to revise Medicare payment methodologies, initiatives to promote quality indicators in payment methodologies, initiatives related to the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, and annual reporting requirements related to payments to physicians and teaching hospitals. These bills also include significant new fraud and abuse measures, lowering the government’s thresholds to find violations and increasing potential penalties for such violations.

          In addition to the bills discussed above, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

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

(c)     Issuer Purchases of Equity Securities

          The following table summarizes the surrenders of the Company’s common stock during the three month period ended March 31, 2010:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
January 1 to 31, 2010	—	$—	—	$—
February 1 to 28, 2010	7,917	13.09	—	—
March 1 to 31, 2010	—	—	—	—
	7,917	$13.09	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement between MAKO Surgical Corp. and James E. Keller, effective as of March 22, 2010 (1)
10.2	Employment Agreement between MAKO Surgical Corp. and Richard Leparmentier, effective as of March 29, 2010 (2)
10.3	First Amended and Restated Employment Agreement between MAKO Surgical Corp. and Rony Abovitz, effective as of March 29, 2010 (2)
10.4	First Amendment to Employment Agreement between MAKO Surgical Corp. and Ivan Delevic, effective as of April 13, 2010
10.5	Form of Subscription Agreement related to the 2008 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 24, 2010

(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 29, 2010

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: May 7, 2010	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte
Senior Vice President of Finance and
Administration, Chief Financial Officer and
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.4	First Amendment to Employment Agreement between MAKO Surgical Corp. and Ivan Delevic, effective as of April 13, 2010
10.5	Form of Subscription Agreement related to the 2008 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350