Form 10-Q
period 2010-06-30
MAKO Surgical Corp.
filed 2010-08-04
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number:001-33966

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2010:

Class	Outstanding at July 29, 2010
Common Stock	33,798,819

MAKO Surgical Corp.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,285	$17,159
Short-term investments	38,214	44,686
Accounts receivable	9,097	6,536
Inventory	10,947	8,377
Prepaids and other assets	1,131	532
Total current assets	69,674	77,290
Long-term investments	1,258	9,368
Property and equipment, net	8,670	8,018
Intangible assets, net	6,924	4,234
Other assets	199	193
Total assets	$86,725	$99,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,667	$1,159
Accrued compensation and employee benefits	2,581	3,709
Other accrued liabilities	4,753	2,872
Deferred revenue	451	548
Total current liabilities	9,452	8,288

Deferred revenue	―	21
Total liabilities	9,452	8,309

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of June 30, 2010 and December 31, 2009	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 33,442,353 and 33,036,378 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	33	33
Additional paid-in capital	211,363	204,977
Accumulated deficit	(134,127)	(114,195)
Accumulated other comprehensive income (loss)	4	(21)
Total stockholders’ equity	77,273	90,794
Total liabilities and stockholders’ equity	$86,725	$99,103

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Procedures	$4,240	$1,669	$7,868	$2,824
Systems – RIO	5,672	4,294	9,062	4,294
Systems – TGS, previously deferred	―	8,807	―	11,297
Service and other	339	134	570	216
Total revenue	10,251	14,904	17,500	18,631
Cost of revenue:
Procedures	1,111	963	3,066	1,450
Systems – RIO	2,383	2,448	4,123	2,700
Systems – RIO upgrades	―	3,970	―	5,183
Systems – TGS, previously deferred	―	2,634	―	3,606
Service and other	177	204	478	310
Total cost of revenue	3,671	10,219	7,667	13,249
Gross profit	6,580	4,685	9,833	5,382
Operating costs and expenses:
Selling, general and administrative	10,717	7,497	21,535	14,305
Research and development	3,701	3,090	6,984	5,603
Depreciation and amortization	749	589	1,371	1,067
Total operating costs and expenses	15,167	11,176	29,890	20,975
Loss from operations	(8,587)	(6,491)	(20,057)	(15,593)
Interest and other income	64	67	172	289
Loss before income taxes	(8,523)	(6,424)	(19,885)	(15,304)
Income tax expense	1	―	47	5
Net loss	$(8,524)	$(6,424)	$(19,932)	$(15,309)
Net loss per share – Basic and diluted	$(0.26)	$(0.26)	$(0.60)	$(0.62)
Weighted average common shares outstanding – Basic and diluted	33,419	24,806	33,300	24,774

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Net loss	$(19,932)	$(15,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,092	996
Amortization of intangible assets	476	336
Stock-based compensation	2,930	1,866
Inventory write-down	1,107	265
Amortization of premium on investment securities	299	44
Loss on asset impairment	986	―
Changes in operating assets and liabilities:
Accounts receivable	(2,561)	489
Inventory	(4,410)	(4,577)
Prepaid and other assets	(599)	(654)
Other assets	(6)	47
Accounts payable	508	(24)
Accrued compensation and employee benefits	(1,128)	(694)
Other accrued liabilities	1,881	(317)
Deferred cost of revenue	―	3,608
Deferred revenue	(118)	(11,437)
Net cash used in operating activities	(19,475)	(25,361)
Investing activities:
Purchase of investments	(8,522)	(14,701)
Proceeds from sales and maturities of investments	22,830	1,025
Acquisition of property and equipment	(1,997)	(2,206)
Acquisition of intangible assets	(113)	(150)
Net cash provided by (used in) investing activities	12,198	(16,032)
Financing activities:
Deferred equity financing costs	―	(56)
Proceeds from employee stock purchase plan	322	206
Exercise of common stock options and warrants for cash	317	36
Payment of payroll taxes relating to vesting of restricted stock	(236)	(350)
Net cash provided by (used in) financing activities	403	(164)
Net decrease in cash and cash equivalents	(6,874)	(41,557)
Cash and cash equivalents at beginning of period	17,159	62,547
Cash and cash equivalents at end of period	$10,285	$20,990

Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$733	$1,798
Issuance of stock for intangible asset	3,053	―
Receipt of 18,112 and 40,211 shares of common stock delivered in payment of payroll taxes as of June 30, 2010 and June 30, 3009, respectively	236	350

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements

June 30, 2010

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2009 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances and interest income earned on these balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modifying its current business plan. The sale of additional equity and convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and issuance of dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

The Company’s current versions of its RIO® Robotic Arm Interactive Orthopedic (“RIO”) system, which is the second generation of its Tactile Guidance System™ (“TGS™”), its RESTORIS® unicompartmental and RESTORIS MCK multicompartmental knee implant systems and its TGS have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

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

For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO system), which the TGS sales arrangements required the Company to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009, upon delivery of the RIO system. As of June 30, 2010, the deferred revenue balance consists primarily of deferred service revenue as discussed below.

A portion of the Company’s customers acquire the RIO system through a leasing arrangement with one of a number of qualified third-party leasing companies. In these instances, the Company typically sells the RIO system to the leasing company, and the customer enters into an independent leasing arrangement with the leasing company. The Company treats these leasing transactions the same as sales transactions for purposes of recognizing revenue for the sale. The Company sells implants and disposable products utilized in MAKOplasty procedures directly to the customers.

Procedure revenue from the sale of implants and disposable products utilized in MAKOplasty procedures is recognized at the time of sale (i.e., at the time of the related surgical procedure).

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

Deferred Revenue

Deferred revenue consists of deferred service revenue and deferred system revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred revenue expected to be realized within one year is classified as a current liability. The deferred revenue balance as of June 30, 2010 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware.

Foreign Currency Transactions

Gains or losses from foreign currency transactions are included in interest and other income. To date, realized gains and losses recognized from foreign currency transactions were not significant.

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

Beginning with the fourth quarter of 2008, manufacturing overhead costs have been capitalized and included in inventory. As of June 30, 2010 and December 31, 2009, capitalized manufacturing overhead included in inventory was approximately $1.7 million and $1.1 million, respectively. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts that were not significant.

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

(in thousands)	June 30,
	2010	2009
Stock options outstanding	4,495	3,544
Warrants to purchase common stock	2,043	2,076
Unvested restricted stock	333	286

Reclassifications

Certain reclassifications have been made to the prior periods’ statement of cash flows and to the prior periods’ statement of operations to conform to the current period’s presentation.

The Company loans instrumentation to its customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment that facilitate the implantation of the Company’s knee implants (“Implant Instruments”). Implant Instruments loaned to customers are not part of the tangible product sold and title of loaned Implant Instruments never passes to the surgeon or hospital. To better reflect the true economic nature and enhance comparability with other companies in our industry, depreciation expense on loaned Implant Instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense. Depreciation expense for loaned Implant Instruments was approximately $189,000 and $105,000 for the six months ended June 30, 2010 and 2009, respectively.

In addition to loaning Implant Instruments to customers, prior to 2010, Implant Instruments were also included as components of a RIO system sale and undeployed Implant Instruments were classified as inventory. Once deployed and placed into service, loaned Implant Instruments were classified as a long-lived asset and included in property and equipment, net of accumulated depreciation. Beginning in the first quarter of 2010, Implant Instruments are no longer included as components of a RIO system sale. To better reflect the true economic nature of the Implant Instruments and be consistent with industry practice, undeployed Implant Instruments have been reclassified from inventory to property and equipment. Undeployed Implant Instruments are carried at cost, net of allowances for excess and obsolete instruments. Loaned Implant Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful life of five years. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. As of June 30, 2010 and December 31, 2009, approximately $1.6 million and $1.8 million, respectively, of undeployed Implant Instruments have been included as property and equipment.

3.  Investments

The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity. Realized gains and losses, interest and dividends and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest and other income. During the six months ended June 30, 2010 and 2009, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

As of June 30, 2010

	Amortized Cost	Gross Unrealized Gains
			Gross Unrealized Losses	Fair Value
(in thousands)
Short-term investments:
U.S. government agencies	$24,329	$11	$(2)	$24,338
Certificates of deposit	11,377	4	(27)	11,354
U.S. corporate debt	2,509	13	―	2,522
Long-term investments:
U.S. government agencies	750	2	―	752
U.S. corporate debt	503	3	―	506
Total investments	$39,468	$33	$(29)	$39,472

As of December 31, 2009

	Amortized Cost	Gross Unrealized Gains
			Gross Unrealized Losses	Fair Value
(in thousands)
Short-term investments:
U.S. government agencies	$32,860	$31	$(24)	$32,867
Certificates of deposit	10,297	1	(25)	10,273
U.S. corporate debt	1,532	14	―	1,546
Long-term investments:
U.S. government agencies	5,418	―	(18)	5,400
Certificates of deposit	2,462	―	(10)	2,452
U.S. corporate debt	1,506	10	―	1,516
Total investments	$54,075	$56	$(77)	$54,054

As of June 30, 2010, all short-term investments had maturity dates of less than one year. As of June 30, 2010, all long-term investments had maturity dates between one and two years.

The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$24,338	$24,338	$	―	$	―
Certificates of deposit	11,354	11,354
U.S. corporate debt	2,522	2,522
Long-term investments:
U.S. government agencies	752	752		―		―
U.S. corporate debt	506	506		―		―
Total investments	$39,472	$39,472	$	―	$	―

No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the three months and six months ended June 30, 2010. There have been no transfers between Level 1 and Level 2 measurements during the three months and six months ended June 30, 2010.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4.  Inventory

Inventory consisted of the following:

(in thousands)	June 30, 2010	December 31, 2009
Raw materials	$2,459	$1,809
Work-in-process	1,450	884
Finished goods	7,038	5,684
Total inventory	$10,947	$8,377

In the first quarter of 2010, the Company wrote-off approximately $1.9 million, or $(0.06) per basic and diluted share, of excess RESTORIS unicompartmental knee implant system (“RESTORIS Classic”) implants and related instrumentation with excess implants of approximately $1.0 million charged to cost of revenue – procedures, cancellation charges of $130,000 charged to cost of revenue – service and other and excess instrumentation of approximately $808,000 charged to selling, general and administrative expenses. These charges were necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, the Company launched its next generation RESTORIS MCK multicompartmental knee implant system (“RESTORIS MCK”). RESTORIS MCK was designed as a premium addition to the RESTORIS product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, additional future write-offs of the Company’s inventory may occur.

5.  Commitments and Contingencies

Purchase Commitments

At June 30, 2010, the Company was committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating approximately $5.6 million.

Contingencies

The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

Development Agreement

In June 2009, the Company entered into a Research and Development License and Supply Agreement, or the R&D Agreement, associated with a potential future product for RIO-enabled hip MAKOplasty procedures. The R&D Agreement required an up-front payment of $450,000, and requires future milestone payments based on development progress. The aggregate milestone payments the Company is obligated to pay under the R&D Agreement are $1.6 million assuming the achievement of all development milestones. Through June 30, 2010, the Company paid the $450,000 up-front payment and $550,000 of milestone payments which became due upon the achievement of the related milestones. The aggregate up-front payment and milestone payments of $2.0 million the Company is required to pay under the R&D Agreement are being recognized as research and development expense on a straight-line basis over the period development services are performed based on the current expectation that all development milestones will be achieved.

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

7.  Stockholders’ Equity

Common Stock

As of June 30, 2010 and December 31, 2009, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended June 30, 2010 and 2009, the Company recorded comprehensive losses of approximately $8,504,000 and $6,372,000, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded comprehensive losses of approximately $19,907,000 and $15,297,000, respectively. The difference between comprehensive loss and net loss for the three months and six months ending June 30, 2010 and 2009 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

On February 4, 2010, the Company issued 100,000 shares of restricted stock to its CEO at a fair value of $1.2 million, or $11.95 per share, on the date of issuance. The restricted stock will vest over a four-year period. On April 13, 2010, the Company issued 75,000 shares of restricted stock to its CEO at a fair value of approximately $476,000 on the date of issuance. The April 13, 2010 grant is subject to performance conditions based on the achievement of certain performance metrics. Upon satisfaction of the performance conditions, 50% of the shares will vest on March 13, 2013 and 50% of the shares will vest on March 13, 2014. For the six months ended June 30, 2010, 18,112 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the Company’s CEO. As of June 30, 2010, 889,918 shares of restricted stock granted to the Company’s CEO were issued and outstanding.

During the three months ended June 30, 2010 and 2009, stock-based compensation expense was approximately $1.6 million and $1.0 million, respectively. Included within stock-based compensation expense for the three months ended June 30, 2010 were $1.2 million related to stock option grants, $353,000 related to the partial vesting of shares of restricted stock granted to the Company’s CEO at various dates from 2006 through 2010, and $71,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). During the six months ended June 30, 2010 and 2009, stock-based compensation expense was approximately $2.9 million and $1.9 million, respectively. Included within stock-based compensation expense for the six months ended June 30, 2010 were $2.2 million related to stock option grants, $650,000 related to the partial vesting of shares of restricted stock granted to the Company’s CEO at various dates from 2006 through 2010, and $124,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), its MAKO Surgical Corp. 2008 Omnibus Incentive Plan (the “2008 Plan,” and together with the 2004 Plan, the “Plans”), and its 2008 Employee Stock Purchase Plan are described in the notes to financial statements in the Form 10-K. Generally, the Company’s outstanding stock options vest over four years. Stock options granted to certain non-employee directors prior to 2010 generally vest over three years; however, stock options granted to non-employee directors after January 1, 2010 generally vest over one year. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant.

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

Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
			Weighted Average Exercise Price
	Shares/Options Available For Grant	Number of Options

Balance at December 31, 2009	174	3,478	6.71
Shares reserved	1,330	―	―
Restricted stock issued	(175)	―	―
Options granted	(1,118)	1,118	12.36
Options exercised	―	(69)	3.62
Options forfeited under the 2004 Plan	―	(13)	5.07
Options forfeited under the 2008 Plan	19	(19)	8.87
Balance at June 30, 2010	230	4,495	8.16

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2010, there was total unrecognized compensation cost of approximately $15.7 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan) granted to the Company’s employees and non-employee directors. The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.8 years as of June 30, 2010.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Six Months Ended June 30,
	2010	2009
Risk-free interest rate	2.78% - 3.36%	1.99% - 3.53%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	50.33% - 50.74%	56.80% - 57.71%

Warrants

In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of June 30, 2010, 429,862 warrants were outstanding and exercisable.

In October 2008, the Company entered into a Securities Purchase Agreement for an equity financing with gross proceeds of approximately $40.2 million. In connection with the financing, the Company issued warrants to the participating investors to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of June 30, 2010, all the warrants were outstanding and exercisable. In addition, in consideration for the right (the “Call Right”) to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share to participating investors. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of June 30, 2010, all the warrants were outstanding and exercisable. The Company did not exercise its Call Right, which expired on December 31, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of the MAKOplasty® solution; the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO® Robotic Arm Interactive Orthopedic system, or RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth including projections regarding systems installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to intended product launches, decreases in sales of our principal product lines, increases in expenditures related to increased or changing governmental regulation or taxation of our business, unanticipated issues in securing regulatory clearance or approvals for new products or upgrades or changes to our current products, the impact of the recently enacted United States healthcare reform legislation on hospital spending, reimbursement, and the taxing of medical device companies, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop, market, and defend our products. These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and under Item 1A, Risk Factors, contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We have incurred net losses in each year since our inception and, as of June 30, 2010, we had an accumulated deficit of $134.1 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Recent key milestones in the development of our business include the following:

•  During the six month period ended June 30, 2010, a total of 1,524 knee MAKOplasty procedures were performed, including thirteen procedures performed at a clinical research site in Glasgow, Scotland as discussed below, representing a 144% increase over the same period in 2009.

•  In February 2010, we received 510(k) marketing clearance from the FDA for an application that assists a surgeon in performing all components of a total hip arthroplasty using the RIO system. We believe this represents achievement of a necessary milestone towards what we anticipate will be our continuing development and future commercialization of a RIO-enabled hip application.

•  In April 2010, we secured the necessary European Union CE markings for our RIO system and our RESTORIS MCK multicompartmental knee implant system, which is a legal requirement for medical devices intended for sale in Europe.

•  During the second quarter of 2010, we launched a clinical research study in partnership with Glasgow Royal Infirmary, Strathclyde University and National Health Services in Glasgow, Scotland. In connection with the clinical research study, we placed a RIO system at the Glasgow Royal Infirmary. The system is being utilized in a three-year randomized prospective clinical trial with the objective of demonstrating the clinical, functional and ultimately, economic benefits of MAKOplasty.  Glasgow Royal Infirmary reported that 13 procedures were performed at its site during the second quarter of 2010.

We believe that the keys to growing our business are expanding the acceptance and application of MAKOplasty to unicompartmental and multicompartmental knee resurfacing procedures and introducing other potential future applications, including our RIO-enabled hip application. To successfully commercialize our products and grow our business, we must gain market acceptance for MAKOplasty procedures.

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

For sales of TGS units through December 31, 2008, the sales arrangements required us to provide upgrades and enhancements to the TGS unit through and including delivery of the RIO system. Prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Upon satisfaction of the final deliverable of the RIO system, the revenue and direct cost of revenue associated with the sale of TGS units was recognized in our statement of operations. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the six months ended June 30, 2009, upon delivery of the RIO system. Our deferred revenue balance of $451,000 as of June 30, 2010 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware.

A portion of our customers acquire our RIO system through a leasing arrangement with one of a number of qualified third-party leasing companies. In these instances, we typically sell the RIO system to the leasing company, and our customer enters into an independent leasing arrangement with the leasing company. We treat these leasing transactions the same as sales transactions for purposes of recognizing revenue for the sale. We sell implants and disposable products utilized in MAKOplasty procedures directly to our customers.

Procedure revenue from the sale of implants and disposable products utilized in MAKOplasty procedures is recognized at the time of sale (i.e., at the time of the related surgical procedure).

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

In the first quarter of 2010, we wrote-off approximately $1.9 million, or $(0.06) per basic and diluted share, of excess RESTORIS unicompartmental knee implant system, or RESTORIS Classic, implants and related instrumentation with excess implants of approximately $1.0 million charged to cost of revenue – procedures, cancellation charges of $130,000 charged to cost of revenue – service and other and excess instrumentation of approximately $808,000 charged to selling, general and administrative expenses. These charges were necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, we launched our next generation RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK. RESTORIS MCK was designed as a premium addition to the RESTORIS product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

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

We loan instrumentation to our customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment that facilitate the implantation of our RESTORIS family of knee implants. Instrument sets loaned to customers are not part of the tangible product sold and title of loaned instrument sets never passes to the surgeon or hospital. To better reflect the true economic nature and enhance comparability with other companies in our industry, depreciation expense on loaned instrument sets has been reclassified from cost of revenue – procedures to selling, general and administrative expense. Depreciation expense for loaned instrument sets was approximately $189,000 and $105,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Other than as described above, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2010 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Revenue.  Revenue was $10.3 million for the three months ended June 30, 2010, compared to $14.9 million for the three months ended June 30, 2009. The decrease in revenue of $4.7 million, or 31%, was primarily due to the recognition of $8.8 million of revenue from thirteen previously deferred unit sales of our TGS during the three months ended June 30, 2009. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009. This was partially offset by a $2.6 million, or 154%, increase in procedure revenue and a $1.4 million, or 32%, increase in RIO system revenue. The $2.6 million increase in procedure revenue was attributable to an increase in knee MAKOplasty procedures performed during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009. There were 780 domestic knee MAKOplasty procedures performed during the three months ended June 30, 2010 and a $295,000 stocking order associated with the clinical research site, which reported that thirteen procedures were performed during the quarter compared to 358 knee MAKOplasty procedures performed during the three months ended June 30, 2009. The increase in MAKOplasty procedures performed was driven by the continued adoption of MAKOplasty, both in terms of utilization per commercial site and total commercial installed base. Total revenue was also positively impacted by $5.7 million of revenue from seven unit sales of our RIO system, including six domestic commercial sales and one international demonstration system, as compared to the recognition of $4.3 million of revenue from six unit sales of our RIO system during the three months ended June 30, 2009. Three of the six RIO systems recognized during the three months ended June 30, 2009 were installed and customer accepted in the quarter ended March 31, 2009, but the remaining revenue recognition criteria on these units was completed during the three months ended June 30, 2009. We expect our revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

Cost of Revenue.  Cost of revenue was $3.7 million for the three months ended June 30, 2010, compared to $10.2 million for the three months ended June 30, 2009. The decrease in cost of revenue of $6.5 million, or 64%, was primarily due to the recognition of the direct cost of revenue from thirteen previously deferred unit sales of our TGS during the three months ended June 30, 2009, including the cost of providing the RIO system upgrades, as described in the “Factors Which May Influence Future Results of Operations” section above. This was partially offset by an increase in knee MAKOplasty procedures performed and to the recognition of the cost of revenue from seven unit sales of our RIO system during the three months ended June 30, 2010 as compared to the recognition of the cost of revenue from six unit sales of our RIO system during the three months ended June 30, 2009. We expect our cost of revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

Selling, General and Administrative.  Selling, general and administrative expense was $10.7 million for the three months ended June 30, 2010, compared to $7.5 million for the three months ended June 30, 2009. The increase of $3.2 million, or 43%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Selling, general and administrative expense for the three months ended June 30, 2010 also included $1.4 million of stock-based compensation expense compared to $860,000 for the three months ended June 30, 2009. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2009 and 2010. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of our products and an increased number of employees necessary to support our continued growth in operations.

Research and Development.  Research and development expense was $3.7 million for the three months ended June 30, 2010, compared to $3.1 million for the three months ended June 30, 2009. The increase of $611,000, or 20%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our RIO-enabled hip application. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Depreciation and Amortization.  Depreciation and amortization expense was $749,000 for the three months ended June 30, 2010, compared to $589,000 for the three months ended June 30, 2009. The increase of $160,000, or 27%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2009.

Interest and Other Income.  Interest and other income was $64,000 for the three months ended June 30, 2010, compared to $67,000 for the three months ended June 30, 2009. The decrease of $3,000, or 4%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the three months ended June 30, 2010 compared with the same period of 2009.

Income Taxes.  No federal income taxes were recognized for the three months ended June 30, 2010 and 2009, due to net operating losses in each period. State and local income taxes were $1,000 for the three months ended June 30, 2010, compared to $0 for the three months ended June 30, 2009. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception in November 2004. In addition, no current or deferred income taxes were recorded for the three months ended June 30, 2010 and 2009, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenue.  Revenue was $17.5 million for the six months ended June 30, 2010, compared to $18.6 million for the six months ended June 30, 2009. The decrease in revenue of $1.1 million, or 6%, was primarily due to the recognition of $11.3 million of revenue from seventeen previously deferred unit sales of our TGS during the six months ended June 30, 2009. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009. This was partially offset by a $5.0 million, or 179%, increase in procedure revenue and a $4.8 million, or 111%, increase in RIO system revenue. The $5.0 million increase in procedure revenue was attributable to an increase in knee MAKOplasty procedures performed during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. There were 1,511 domestic knee MAKOplasty procedures performed during the six months ended June 30, 2010 and a $295,000 stocking order associated with the clinical research site, which reported that thirteen procedures were performed during the quarter compared to 623 knee MAKOplasty procedures performed during the six months ended June 30, 2009. Total revenue was also positively impacted by $9.1 million of revenue from eleven unit sales of our RIO system as compared to the recognition of approximately $4.3 million of revenue from six unit sales of our TGS during the six months ended June 30, 2009.

Cost of Revenue.  Cost of revenue was $7.7 million for the six months ended June 30, 2010, compared to $13.2 million for the six months ended June 30, 2009. The decrease in cost of revenue of $5.5 million, or 42%, was primarily due to the recognition of the direct cost of revenue from seventeen previously deferred unit sales of our TGS during the six months ended June 30, 2009, including the cost of providing the RIO system upgrades, as described in the “Factors Which May Influence Future Results of Operations” section above. This was partially offset by an increase in knee MAKOplasty procedures performed and to the recognition of the cost of revenue from eleven unit sales of our RIO system during the six months ended June 30, 2010 as compared to the recognition of the cost of revenue from six unit sales of our RIO system during the six months ended June 30, 2009. Cost of revenue for the six months ended June 30, 2010 was also impacted by a write-off of approximately $1.0 million of excess RESTORIS Classic implants as discussed in “Factors Which May Influence Future Results of Operations” above.

Selling, General and Administrative.  Selling, general and administrative expense was $21.5 million for the six months ended June 30, 2010, compared to $14.3 million for the six months ended June 30, 2009. The increase of $7.2 million, or 51%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Selling, general and administrative expense for the six months ended June 30, 2010 was also impacted by a write-off of approximately $808,000 of excess RESTORIS classic instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Selling, general and administrative expense for the six months ended June 30, 2010 also included $2.5 million of stock-based compensation expense compared to $1.5 million for the six months ended June 30, 2009. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2009 and 2010.

Research and Development.  Research and development expense was $7.0 million for the six months ended June 30, 2010, compared to $5.6 million for the six months ended June 30, 2009. The increase of $1.4 million, or 25%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our RIO-enabled hip application. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Depreciation and Amortization.  Depreciation and amortization expense was $1.4 million for the six months ended June 30, 2010, compared to $1.1 million for the six months ended June 30, 2009. The increase of $304,000, or 28%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2009.

Interest and Other Income.  Interest and other income was $172,000 for the six months ended June 30, 2010, compared to $289,000 for the six months ended June 30, 2009. The decrease of $117,000, or 40%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the six months ended June 30, 2010 compared with the same period of 2009.

Income Taxes.  No federal income taxes were recognized for the six months ended June 30, 2010 and 2009, due to net operating losses in each period. State and local income taxes were $47,000 for the six months ended June 30, 2010, compared to $5,000 for the six months ended June 30, 2009. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception in November 2004. In addition, no current or deferred income taxes were recorded for the six months ended June 30, 2010 and 2009, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Six Months Ended June 30,
	2010	2009
Cash used in operating activities	$(19,475)	$(25,361)
Cash provided by (used in) investing activities	12,198	(16,032)
Net cash provided (used in) by financing activities	403	(164)
Net decrease in cash and cash equivalents	$(6,874)	$(41,557)

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of June 30, 2010, we had an accumulated deficit of $134.1 million and have financed our operations principally through the sale of our equity securities.

In August 2009, we completed a public offering of our common stock, issuing 8,050,000 shares at an offering price to the public of $7.25 per share, resulting in net proceeds of approximately $54.3 million, after underwriting discounts and commissions and expenses.

As of June 30, 2010, we had approximately $49.8 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies, certificates of deposit and investment grade rated U.S. corporate debt.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation, inventory write-downs and property and equipment write-downs. For the six months ended June 30, 2010, inventory write-downs of $1.1 million and property and equipment write-downs of $986,000 were incurred primarily due to the write-off of excess RESTORIS Classic implants and instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the six months ended June 30, 2010 are approximately $4.4 million of increases to inventory necessitated by increased sales of implants and disposable products, $2.6 million of increases to accounts receivable due to increased sales in 2010, $1.1 million of decreases to accrued compensation and employee benefits due primarily to the payment of year-end bonuses, which was partially offset by $1.9 million of increases to other accrued liabilities. Included in changes in operating assets and liabilities for the six months ended June 30, 2009 are approximately $11.4 million and $3.6 million of decreases to the deferred revenue balance and deferred cost of revenue balance, respectively, due to the recognition of seventeen previously deferred unit sales of our TGS, and $4.6 million of increases in inventory necessitated by the commercial release of the RIO system and increased sales of implants and disposable products.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2010 was primarily attributable to proceeds of $22.8 million from sales and maturities of investments, which was partially offset by the purchase of investments of $8.5 million. Net cash used in investing activities for the six months ended June 30, 2009 was primarily attributable to the purchase of investments of $14.7 million, which was partially offset by proceeds of $1.0 million from sales and maturities of investments and purchases of $2.2 million of property and equipment which primarily consisted of instrumentation used to perform MAKOplasty procedures necessitated by the commercial release of the RESTORIS MCK implant system and an increase in knee MAKOplasty procedures performed.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was primarily attributable to proceeds received under our employee stock purchase plan and to proceeds received on the exercise of stock options and warrants. Net cash used in financing activities for the six months ended June 30, 2009 was primarily attributable to the payment of $350,000 for payroll taxes associated with the taxable income from the vesting of restricted stock granted to the Company’s CEO, for which 40,211 shares of common stock were surrendered by the CEO to cover the payment of the payroll taxes.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and RESTORIS MCK multicompartmental knee implant system, continue research and development of existing and future products, including our RIO-enabled hip application, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RESTORIS MCK multicompartmental knee implant system and our RIO system.

In executing our current business plan, we believe our existing cash, cash equivalents and investment balances, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modify our current business plan. The sale of additional equity and convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and issuance of dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

Contractual Obligations

At June 30, 2010, we were committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating approximately $5.6 million.

Other than as described above and scheduled payments through June 30, 2010, there have been no significant changes in our contractual obligations during the six months ended June 30, 2010 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash, cash equivalents, investments and exchange rate risk on international sales. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs, with the need to maximize value being an important consideration. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities including notes and bonds from U.S. government agencies, certificates of deposit and investment grade rated U.S. corporate debt. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure or exchange rate risk. We do not believe that a variation in market rates of interest would significantly impact the value of our investment portfolio. We do not believe that a variation in the value of the U.S. dollar relative to foreign currencies would significantly impact our results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2009 and our Form 10-Q for the quarter ended March 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)   Issuer Purchases of Equity Securities

The following table summarizes the surrenders of the Company’s common stock during the three month period ended June 30, 2010:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
April 1 to 30, 2010	—	$—	—	$—
May 1 to 31, 2010	10,195	13.02	—	—
June 1 to 30, 2010	—	—	—	—
	10,195	$13.02	—	$—

(1)     Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1

Restricted Stock Agreement dated April 13, 2010 issued to Maurice R. Ferré, M.D. (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2010)

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

MAKO Surgical Corp.

Date: August 4, 2010	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Restricted Stock Agreement dated April 13, 2010 issued to Maurice R. Ferré, M.D. (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350