Form 10-Q
period 2010-09-30
MAKO Surgical Corp.
filed 2010-11-03
CIK 1411861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2010:

Class	Outstanding at October 28, 2010
Common Stock	34,047,846

MAKO Surgical Corp.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$16,469	$17,159
Short-term investments	24,667	44,686
Accounts receivable	10,648	6,536
Inventory	11,641	8,377
Prepaids and other assets	1,372	532
Total current assets	64,797	77,290
Long-term investments	―	9,368
Property and equipment, net	8,864	8,018
Intangible assets, net	7,099	4,234
Other assets	201	193
Total assets	$80,961	$99,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,485	$1,159
Accrued compensation and employee benefits	3,025	3,709
Other accrued liabilities	5,703	2,872
Deferred revenue	572	548
Total current liabilities	10,785	8,288

Deferred revenue	―	21
Total liabilities	10,785	8,309

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 33,511,218 and 33,036,378 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	34	33
Additional paid-in capital	213,210	204,977
Accumulated deficit	(143,065)	(114,195)
Accumulated other comprehensive loss	(3)	(21)
Total stockholders’ equity	70,176	90,794
Total liabilities and stockholders’ equity	$80,961	$99,103

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Procedures	$4,069	$1,986	$11,937	$4,810
Systems – RIO	7,579	4,634	16,641	8,928
Systems – TGS, previously deferred	―	―	―	11,297
Service and other	366	106	936	322
Total revenue	12,014	6,726	29,514	25,357
Cost of revenue:
Procedures	1,034	847	4,100	2,297
Systems – RIO	3,317	2,893	7,440	5,593
Systems – RIO upgrades	―	―	―	5,183
Systems – TGS, previously deferred	―	―	―	3,606
Service and other	208	156	686	466
Total cost of revenue	4,559	3,896	12,226	17,145
Gross profit	7,455	2,830	17,288	8,212
Operating costs and expenses:
Selling, general and administrative	11,648	7,924	33,183	22,229
Research and development	4,018	3,758	11,002	9,361
Depreciation and amortization	795	595	2,166	1,662
Total operating costs and expenses	16,461	12,277	46,351	33,252
Loss from operations	(9,006)	(9,447)	(29,063)	(25,040)
Interest and other income	84	59	256	348
Loss before income taxes	(8,922)	(9,388)	(28,807)	(24,692)
Income tax expense	16	51	63	56
Net loss	$(8,938)	$(9,439)	$(28,870)	$(24,748)
Net loss per share – Basic and diluted	$(0.27)	$(0.33)	$(0.87)	$(0.95)
Weighted average common shares outstanding – Basic and diluted	33,481	28,615	33,361	26,068

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net loss	$(28,870)	$(24,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,728	1,587
Amortization of intangible assets	751	509
Stock-based compensation	4,632	2,948
Inventory write-down	1,270	629
Amortization of premium on investment securities	391	93
Loss on asset impairment	986	―
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	(853)
Inventory	(5,937)	(5,283)
Prepaid and other assets	(840)	(267)
Other assets	(60)	72
Accounts payable	326	(56)
Accrued compensation and employee benefits	(684)	239
Other accrued liabilities	2,831	(1,042)
Deferred cost of revenue	―	3,608
Deferred revenue	3	(11,339)
Net cash used in operating activities	(27,585)	(33,903)
Investing activities:
Purchase of investments	(8,515)	(17,369)
Proceeds from sales and maturities of investments	37,581	3,275
Acquisition of property and equipment	(2,157)	(3,679)
Acquisition of intangible assets	(562)	(150)
Net cash provided by (used in) investing activities	26,347	(17,923)
Financing activities:
Proceeds from insurance of common stock in equity financing, net of underwriting fees	―	54,861
Deferred equity financing costs	―	(615)
Proceeds from employee stock purchase plan	556	333
Exercise of common stock options and warrants for cash	334	79
Payment of payroll taxes relating to vesting of restricted stock	(342)	(350)
Net cash provided by financing activities	548	54,308
Net increase (decrease) in cash and cash equivalents	(690)	2,482
Cash and cash equivalents at beginning of period	17,159	62,547
Cash and cash equivalents at end of period	$16,469	$65,029

Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$1,403	$1,865
Issuance of stock for intangible asset	3,054	―
Receipt of 28,307 and 40,211 shares of common stock delivered in payment of payroll taxes as of September 30, 2010 and 2009, respectively	342	350

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements

September 30, 2010

(Unaudited)

1.  Description of the Business

MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its advanced robotic arm solution and orthopedic implants for orthopedic procedures called MAKOplasty®. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida. In February 2008, the Company’s common stock began trading on The NASDAQ Global Market under the ticker symbol “MAKO.”

2.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2009 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2010 may not be indicative of the results to be expected for the entire year or any future periods.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company’s cash and cash equivalents are held in demand and money market accounts at four large financial institutions. The Company’s investments are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies, certificates of deposit and investment grade rated U.S. corporate debt at three large financial institutions. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

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

Revenue Recognition

Revenue is generated: (1) from unit sales of the Company’s RIO system, including associated instrumentation, installation services and training; (2) from sales of implants and disposable products; and (3) by providing extended warranty services. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10-S99,  Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

The Company’s multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) RIO system sales; (2) sales of implants and disposable products; and (3) extended warranty services on the RIO system hardware. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.

RIO system sales: Revenues related to RIO system sales are recognized upon installation of the system and training of at least one surgeon, which typically occurs prior to or concurrent with the RIO system installation.

2.

Procedure revenue: Revenues from the sale of implants and disposable products utilized in MAKOplasty procedures are recognized at the time of sale (i.e., at the time of the related surgical procedure).

3.

Service revenue: Revenues from extended warranty services on the RIO system hardware, are deferred and recognized ratably over the service period until no further obligation exists. Costs associated with providing extended warranty services are expensed to cost of revenue as incurred.

A portion of the Company’s end-user customers acquire the RIO system through a leasing arrangement with one of a number of qualified third-party leasing companies. In these instances, the Company typically sells the RIO system to the third-party leasing company, and the end-user customer enters into an independent leasing arrangement with the third-party leasing company. The Company recognizes RIO system revenue for a RIO system sale to a third-party leasing company on the same basis as a RIO system sale directly to an end-user customer. The Company sells implants and disposable products utilized in MAKOplasty procedures directly to end-user customers under a separate agreement.

The Company’s sales contracts generally do not provide the customer with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. In a limited number of RIO system sales, the Company’s agreement with a customer provides for a customer acceptance period, which typically does not exceed three months, following which the customer may either accept or return the RIO system.  No system revenue is recognized for these RIO system sales until the customer has unconditionally accepted the RIO system.

Effective January 1, 2010, the Company early adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) and Update No. 2009-14,  Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”) on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. In accordance with ASU 2009-13 (as codified under ASC 605-25, Multiple-Element Arrangements) and ASU 2009-14, the Company allocates arrangement consideration to the RIO systems and associated instrumentation, its implants and disposables and its extended warranty services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”) of fair value of the respective elements, third-party evidence of selling price (“TPS”), or best estimate of selling price.

The Company has established VSOE of fair value for its RIO system and TPS for its implants and disposables and its extended warranty services.

The Company’s RIO system includes software that is essential to the functionality of the product. Since the RIO system’s software and non-software components function together to deliver the RIO system’s essential functionality, they are considered one deliverable that is excluded from the software revenue recognition guidance under ASU 2009-13 and ASU 2009-14.

Prior to the adoption of ASU 2009-13 and ASU 2009-14, the Company accounted for the sale of the RIO systems and associated instrumentation pursuant to ASC 985-605, Software – Revenue Recognition, which required the Company to allocate arrangement consideration to the RIO systems and associated instrumentation based upon VSOE of fair value of the respective elements. Had the new accounting guidance been applied to revenue at the beginning of 2009, the resultant revenue and net loss for the year ended December 31, 2009 would have been substantially the same.

Subsequent to December 31, 2008, the Company no longer manufactures TGS units, to which associated TGS sales arrangements required it to provide upgrades and enhancements, through and including the delivery of the RIO system. The Company commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require the Company to provide upgrades and enhancements. As a result, revenues related to RIO system sales are generally recognized upon installation of the system and training of at least one surgeon.

For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO system), which the TGS sales arrangements required the Company to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in the Company’s statement of operations during the nine months ended September 30, 2009, upon delivery of the RIO system. As of September 30, 2010, the deferred revenue balance consists primarily of deferred service revenue as discussed below.

Costs associated with establishing an accrual for the RIO system standard one-year warranty liability and royalties covered by licensing arrangements related to the sale of RIO systems are expensed upon installation and are included in cost of revenue - systems, in the statements of operations.

Deferred Revenue

Deferred revenue consists of deferred service revenue and deferred system revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred revenue expected to be realized within one year is classified as a current liability. The deferred revenue balance as of September 30, 2010 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware.

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

Beginning with the fourth quarter of 2008, manufacturing overhead costs have been capitalized and included in inventory. As of September 30, 2010 and December 31, 2009, capitalized manufacturing overhead included in inventory was approximately $1.9 million and $1.1 million, respectively. Previously, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

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

The Company loans instrumentation to its customers, who use the instrumentation to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment that facilitate the implantation of the Company’s knee implants (“Implant Instruments”). Implant Instruments loaned to customers are not part of the tangible product sold and title of Implant Instruments remains with the Company. Accordingly, Implant Instruments are classified as a long-lived asset and included as a component of property and equipment. Undeployed Implant Instruments are carried at cost, net of allowances for excess and obsolete instruments. Implant Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on an estimated useful life of five years. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. To better reflect the economics of the implant instruments and enhance comparability with other companies in our industry, depreciation expense on Implant Instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense beginning in the first quarter of 2010. Depreciation expense for Implant Instruments was approximately $304,000 and $170,000 for the nine months ended September 30, 2010 and 2009, respectively.

Prior to 2010, Implant Instruments were included as components of a RIO system sale and undeployed Implant Instruments were classified as inventory. Beginning in the first quarter of 2010, Implant Instruments are no longer included as components of a RIO system sale. To better reflect the economics of the Implant Instruments and be consistent with industry practice, undeployed Implant Instruments have been reclassified from inventory to property and equipment. As of September 30, 2010 and December 31, 2009, approximately $1.5 million and $1.8 million, respectively, of undeployed Implant Instruments have been included as property and equipment.

The Company also enters into RIO system consignment arrangements for clinical evaluation and clinical research purposes with terms ranging from one to three years. Under the terms of such arrangements, the Company installs a RIO system at the customer site and retains title to the RIO system, while the customer has use of the RIO system and purchases the Company’s implants and disposables products. Depreciation expense on consigned RIO systems and instruments is classified in selling, general and administrative expense and is computed using the straight-line method based on the estimated useful life of three years. As of September 30, 2010, the Company had 2 consigned RIO systems.

Service and demonstration RIO systems and instruments consist of RIO systems, associated instrumentation, service tools and equipment, and MAKOplasty procedure models used for sales demonstrations, surgeon training, and temporary RIO system placements at customer sites under warranty and extended warranty agreements. Service and demonstration RIO systems and instruments are classified as a long-lived asset and included as a component of property and equipment. Depreciation expense on service and demonstration RIO systems and instruments is classified in selling, general and administrative expense and is computed using the straight-line method based on an estimated useful life of three years.

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

(in thousands)	September 30,
	2010	2009
Stock options outstanding	4,482	3,533
Warrants to purchase common stock	2,043	2,076
Unvested restricted stock	301	251

Reclassifications

Certain reclassifications have been made to the prior periods’ statement of cash flows and to the prior periods’ statement of operations to conform to the current period’s presentation. In addition, the Company reclassified its Implant Instruments from inventory to property and equipment and reclassified depreciation expense on its Implant Instruments from cost of revenue – procedures to selling, general and administrative expense as described in greater detail in “Property and Equipment” above.

3.  Investments

The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity. Realized gains and losses, interest and dividends and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest and other income. During the nine months ended September 30, 2010 and 2009, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

As of September 30, 2010

	Amortized Cost	Gross Unrealized Gains
(in thousands)			Gross Unrealized Losses		Fair Value

Short-term investments:
U.S. government agencies	$12,593	$6	$	―	$12,599
Certificates of deposit	9,071	3		(23)	9,051
U.S. corporate debt	3,006	11		―	3,017
Total short-term investments	$24,670	$20		$(23)	$24,667

As of December 31, 2009

	Amortized Cost	Gross Unrealized Gains
(in thousands)			Gross Unrealized Losses	Fair Value

Short-term investments:
U.S. government agencies	$32,860	$31	$(24)	$32,867
Certificates of deposit	10,297	1	(25)	10,273
U.S. corporate debt	1,532	14	―	1,546
Long-term investments:
U.S. government agencies	5,418	―	(18)	5,400
Certificates of deposit	2,462	―	(10)	2,452
U.S. corporate debt	1,506	10	―	1,516
Total investments	$54,075	$56	$(77)	$54,054

As of September 30, 2010, all investments had maturity dates of less than one year.

The fair values of the Company’s investments based on the level of inputs are summarized below:

		Fair Value Measurements at the Reporting Date Using
(in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$12,599	$12,599	$	―	$	―
Certificates of deposit	9,051	9,051
U.S. corporate debt	3,017	3,017
Total short-term investments	$24,667	$24,667	$	―	$	―

No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the three months and nine months ended September 30, 2010. There have been no transfers between Level 1 and Level 2 measurements during the three months and nine months ended September 30, 2010.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4.  Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2010	December 31, 2009
Raw materials	$2,101	$1,809
Work-in-process	1,675	884
Finished goods	7,865	5,684
Total inventory	$11,641	$8,377

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

5.  Commitments and Contingencies

Purchase Commitments

At September 30, 2010, the Company was committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating approximately $3.6 million.

Contingencies

The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

Warranty

Upon installation of a RIO system, the Company establishes an accrual for the estimated costs associated with providing a standard one-year warranty for defects in materials and workmanship. Estimates for warranty cost are made based primarily on historical warranty claim experience. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. The following table reflects the change in the warranty accrual during the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	337	177
Accruals for warranties issued during the period	513	259
Warranty costs incurred during the period	(274)	(185)
Changes in accrual related to pre-existing warranties, including expirations	(24)	11
Balance at end of period	552	262

Development Agreement

In June 2009, the Company entered into a Research and Development License and Supply Agreement (the “R&D Agreement”) associated with a potential future product for RIO-enabled hip MAKOplasty procedures. The R&D Agreement required an up-front payment of $450,000, and requires future milestone payments based on development progress. The aggregate milestone payments the Company is obligated to pay under the R&D Agreement are $1.6 million assuming the achievement of all development milestones. Through September 30, 2010, the Company paid the $450,000 up-front payment and $550,000 of milestone payments which became due upon the achievement of the related milestones. The aggregate up-front payment and milestone payments of $2.0 million the Company is required to pay under the R&D Agreement were recognized as research and development expense on a straight-line basis from June 2009 through August 2010, the period in which development services were performed under the R&D Agreement. As of September 30, 2010, the Company had an accrued liability of $1.0 million which will become payable upon the achievement of the final milestones under the R&D Agreement, which the Company believes is probable.

6.  Related Party Transactions

In February 2010, the Company completed the acquisition of substantially all of the intellectual property portfolio of Z-Kat, Inc. (“Z-Kat”).  The terms of the Asset Purchase Agreement between the Company and Z-Kat (the “Asset Purchase Agreement”) terminated the Company’s prior licenses with Z-Kat, including Z-Kat’s nonexclusive sublicense to the Company’s intellectual property portfolio, and transferred to the Company ownership rights to certain intellectual property assets for core technologies in computer assisted surgery (“CAS”), haptics and robotics, including U.S. and foreign patents and patent applications, proprietary software and documentation, trade secrets and trademarks owned by Z-Kat, and certain contractual and other rights to patents, patent applications and other intellectual property licensed to Z-Kat under licenses. In connection with the acquisition, the Company also entered into a new license agreement with Z-Kat (the “License Agreement”) pursuant to which the Company obtained an exclusive worldwide, fully transferable, perpetual, royalty-free and fully paid-up sublicense to certain intellectual property for technologies in CAS licensed by Z-Kat.  This new License Agreement expands the Company’s rights in this intellectual property from the field of orthopedics to the medical field generally.  Certain of the Company’s rights under the Asset Purchase Agreement and License Agreement remain subject to any prior license granted by Z-Kat, including a license to Biomet Manufacturing Corp. In consideration for consummation of the transactions contemplated by the Asset Purchase Agreement and License Agreement, the Company issued 230,458 shares of its unregistered common stock to Z-Kat in a private placement, which was treated as a related party transaction because certain directors and executive officers of the Company had a material interest in Z-Kat by virtue of their ownership of Z-Kat stock. The Company and Z-Kat are not entities under common control. The Asset Purchase Agreement and License Agreement were approved by the independent members of the board of directors and audit committee of the Company. The value of the intellectual property acquired under the Asset Purchase Agreement of $3.1 million was based on the closing price per share of $13.25 of the Company’s common stock on February 25, 2010, the date the transaction was closed, and was recorded as an intangible asset and is being amortized over its estimated useful life of eight years.

In August 2009, the Company entered into a Research and Development Agreement (the “Sensor Agreement”) with a third-party sensor company associated with the potential future development of intellectual property and technology related to sensing devices in orthopedics. The Sensor Agreement required an initial payment of $50,000 and required future payments in the event that the Company decided to enter into a licensing and supply agreement with the third-party sensor company following the end of the research and development period. In August 2010, the Company exercised its option to enter into a non-exclusive license and supply agreement for an upfront payment of $250,000 (the “Non-Exclusive License Payment”). The Non-Exclusive License Payment was recorded as an intangible asset and will be amortized over its estimated useful life of ten years. In October 2010, the Company exercised its option to enter into an exclusive license and supply agreement which required an upfront payment of $500,000 and a future payment of $250,000 to be made by January 7, 2011 (the “Exclusive License Payments”). The Exclusive License Payments will be recorded as an intangible asset and amortized over its estimated useful life of approximately four years. The Sensor Agreement was treated as a related party transaction because certain directors of the Company had a material interest in the third-party sensor company by virtue of their ownership of the third-party sensor company’s outstanding stock. The Company and the third-party sensor company are not entities under common control. The members of the audit committee of our board of directors having no financial interest in the Sensor Agreement approved the terms of the Sensor Agreement.

7.  Stockholders’ Equity

Common Stock

As of September 30, 2010 and December 31, 2009, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended September 30, 2010 and 2009, the Company recorded comprehensive losses of approximately $8,945,000 and $9,438,000, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded comprehensive losses of approximately $28,852,000 and $24,735,000, respectively. The difference between comprehensive loss and net loss for the three months and nine months ending September 30, 2010 and 2009 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

On February 4, 2010, the Company issued 100,000 shares of restricted stock to its CEO at a fair value of $1.2 million, or $11.95 per share, on the date of issuance. The restricted stock will vest over a four-year period. On April 13, 2010, the Company issued 75,000 shares of restricted stock to its CEO at a fair value of approximately $476,000 on the date of issuance. The April 13, 2010 grant is subject to performance conditions based on the achievement of certain performance metrics. Upon satisfaction of the performance conditions, 50% of the shares will vest on March 13, 2013 and 50% of the shares will vest on March 13, 2014. For the nine months ended September 30, 2010, 28,307 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the Company’s CEO. As of September 30, 2010, 879,723 shares of restricted stock granted to the Company’s CEO were issued and outstanding.

During the three months ended September 30, 2010 and 2009, stock-based compensation expense was approximately $1.7 million and $1.1 million, respectively. Included within stock-based compensation expense for the three months ended September 30, 2010 were $1.3 million related to stock option grants, $345,000 related to the partial vesting of shares of restricted stock granted to the Company’s CEO at various dates from 2006 through 2010, and $64,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). During the nine months ended September 30, 2010 and 2009, stock-based compensation expense was approximately $4.6 million and $2.9 million, respectively. Included within stock-based compensation expense for the nine months ended September 30, 2010 were $3.4 million related to stock option grants, $1.0 million related to the partial vesting of shares of restricted stock granted to the Company’s CEO at various dates from 2006 through 2010, and $188,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
			Weighted Average Exercise Price
	Shares/Options Available For Grant	Number of Options

Balance at December 31, 2009	174	3,478	6.71
Shares reserved	1,330	―	―
Restricted stock issued	(175)	―	―
Options granted	(1,156)	1,156	12.37
Options exercised	―	(96)	3.83
Options forfeited under the 2004 Plan	―	(15)	5.97
Options forfeited under the 2008 Plan	41	(41)	8.53
Balance at September 30, 2010	214	4,482	8.22

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2010, there was total unrecognized compensation cost of approximately $14.4 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan) granted to the Company’s employees and non-employee directors. The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.6 years as of September 30, 2010.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	2.04% - 3.36%	1.99% - 3.53%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	50.33% - 50.74%	55.04% - 57.71%

Warrants

In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of September 30, 2010, 429,862 warrants were outstanding and exercisable.

In October 2008, the Company entered into a Securities Purchase Agreement for an equity financing with gross proceeds of approximately $40.2 million. In connection with the financing, the Company issued warrants to the participating investors to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of September 30, 2010, all the warrants were outstanding and exercisable. In addition, in consideration for the right (the “Call Right”) to require certain participants in the financing to purchase an additional $20 million of common stock and warrants to purchase common stock, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share to participating investors. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of September 30, 2010, all the warrants were outstanding and exercisable. The Company did not exercise its Call Right, which expired on December 31, 2009.

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

9.  Subsequent Event

In October 2010, the Company entered into a Strategic Alliance Agreement (the “Agreement”) with Pipeline Biomedical Holdings, LLC. (“Pipeline”) to develop advanced implant technologies for use with the Company’s RIO system. Upon execution of the Agreement on October 1, 2010, the Company issued and delivered to Pipeline 203,417 unregistered shares of its common stock as consideration for the rights granted to MAKO under the Agreement. The Company has no further obligation to fund Pipeline’s research of implant technologies under the Agreement. The Agreement contains provisions under which Pipeline will supply the Company implants developed under the Agreement.

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

Overview

We are an emerging medical device company that markets our advanced robotic arm solution and orthopedic implants for orthopedic procedures. We offer knee MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific, early to mid-stage osteoarthritic knee disease. In February 2008, our common stock began trading on The NASDAQ Global Market under the ticker symbol “MAKO” in connection with the closing of our initial public offering.

We have incurred net losses in each year since our inception and, as of September 30, 2010, we had an accumulated deficit of $143.1 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Recent key milestones in the development of our business include the following:

•  During the nine month period ended September 30, 2010, a total of 2,339 knee MAKOplasty procedures were performed, including nineteen procedures performed at a clinical research site in Glasgow, Scotland as discussed below, representing a 125% increase over the same period in 2009.

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

•  During the second quarter of 2010, we launched a clinical research study in partnership with Glasgow Royal Infirmary, Strathclyde University and National Health Services in Glasgow, Scotland. In connection with the clinical research study, we placed a RIO system at the Glasgow Royal Infirmary. The system is being utilized in a three-year randomized prospective clinical trial with the objective of demonstrating the clinical, functional and ultimately, economic benefits of knee MAKOplasty.  Glasgow Royal Infirmary reported that 6 procedures were performed at its site during the third quarter of 2010.

•  In October 2010, the first RIO-enabled hip MAKOplasty was completed as part of our surgeon preference evaluation process, designed to solicit user feedback in advance of MAKO’s full commercial release of a hip MAKOplasty application, currently expected in the second half of 2011.

We believe that the keys to growing our business are expanding the acceptance and application of knee MAKOplasty to unicompartmental and multicompartmental knee resurfacing procedures and introducing other potential future applications, including a RIO-enabled hip MAKOplasty application. To successfully commercialize our products and grow our business, we must gain market acceptance for MAKOplasty procedures.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

Revenue is generated: (1) from unit sales of our RIO system, including associated instrumentation, installation services and training; (2) from sales of implants and disposable products; and (3) by providing extended warranty services. We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605-10-S99,  Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement.

Our multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) RIO system sales; (2) sales of implants and disposable products; and (3) extended warranty services on the RIO system hardware. Our revenue recognition policies generally result in revenue recognition at the following points:

1.

RIO system sales: Revenues related to RIO system sales are recognized upon installation of the system and training of at least one surgeon, which typically occurs prior to or concurrent with the RIO system installation.

2.

Procedure revenue: Revenues from the sale of implants and disposable products utilized in MAKOplasty procedures are recognized at the time of sale (i.e., at the time of the related surgical procedure).

3.

Service revenue: Revenues from extended warranty services on the RIO system hardware, are deferred and recognized ratably over the service period until no further obligation exists. Costs associated with providing extended warranty services are expensed to cost of revenue as incurred.

A portion of our end-user customers acquire the RIO system through a leasing arrangement with one of a number of qualified third-party leasing companies. In these instances, we typically sell the RIO system to the third-party leasing company, and the end-user customer enters into an independent leasing arrangement with the third-party leasing company. We recognize RIO system revenue for a RIO system sale to a third-party leasing company on the same basis as a RIO system sale directly to an end-user customer. We sell implants and disposable products utilized in MAKOplasty procedures directly to end-user customers under a separate agreement.

Our sales contracts generally do not provide the customer with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. In a limited number of RIO system sales, our agreement with a customer provides for a customer acceptance period, which typically does not exceed three months, following which the customer may either accept or return the RIO system.  No system revenue is recognized for these RIO system sales until the customer has unconditionally accepted the RIO system.

Effective January 1, 2010, we early adopted the Financial Accounting Standards Board, or FASB, Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, and Update No. 2009-14,  Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14, on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. In accordance with ASU 2009-13 (as codified under ASC 605-25, Multiple-Element Arrangements) and ASU 2009-14, we allocate arrangement consideration to the RIO systems and associated instrumentation, our implants and disposables and our extended warranty services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, or VSOE, of fair value of the respective elements, third-party evidence of selling price, or TPS, or best estimate of selling price.

We have established VSOE of fair value for our RIO system and TPS for our implants and disposables and our extended warranty services.

Our RIO system includes software that is essential to the functionality of the product. Since the RIO system’s software and non-software components function together to deliver the RIO system’s essential functionality, they are considered one deliverable that is excluded from the software revenue recognition guidance under ASU 2009-13 and ASU 2009-14.

Prior to the adoption of ASU 2009-13 and ASU 2009-14, we accounted for the sale of the RIO systems and associated instrumentation pursuant to ASC 985-605, Software – Revenue Recognition, which required us to allocate arrangement consideration to the RIO systems and associated instrumentation based upon VSOE of fair value of the respective elements. Had the new accounting guidance been applied to revenue at the beginning of 2009, the resultant revenue and net loss for the year ended December 31, 2009 would have been substantially the same.

Subsequent to December 31, 2008, we no longer manufacture TGS units, to which associated TGS sales arrangements required us to provide upgrades and enhancements, through and including the delivery of the RIO system. We commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require us to provide upgrades and enhancements. As a result, revenues related to RIO system sales are generally recognized upon installation of the system and training of at least one surgeon.

For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO system), which the TGS sales arrangements required us to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the nine months ended September 30, 2009, upon delivery of the RIO system. As of September 30, 2010, the deferred revenue balance of $572,000 consists primarily of deferred service revenue for extended warranty services on the RIO system hardware.

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

We loan instrumentation to our customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets, or implant instruments, are comprised of tools and equipment that facilitate the implantation of our knee implants. Implant instruments loaned to customers are not part of the tangible product sold and title of loaned instrument remains with the Company. To better reflect the economics of the implant instruments and enhance comparability with other companies in our industry, depreciation expense on implant instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense beginning in the first quarter of 2010. Depreciation expense for implant instruments was approximately $304,000 and $170,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Critical Accounting Policies

Effective January 1, 2010, we early adopted the ASU 2009-13, and ASU 2009-14 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009 as described in greater detail in “Factors Which May Influence Future Results of Operations” above.

Other than as described above, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2010 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Revenue.  Revenue was $12.0 million for the three months ended September 30, 2010, compared to $6.7 million for the three months ended September 30, 2009. The increase in revenue of $5.3 million, or 79%, was primarily due to a $2.1 million, or 105%, increase in procedure revenue and a $2.9 million, or 64%, increase in RIO system revenue. The $2.1 million increase in procedure revenue was attributable to an increase in knee MAKOplasty procedures performed during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009. There were 815 knee MAKOplasty procedures performed during the three months ended September 30, 2010 compared to 418 knee MAKOplasty procedures performed during the three months ended September 30, 2009. The increase in knee MAKOplasty procedures performed was driven by the continued adoption of knee MAKOplasty, both in terms of utilization per commercial site and total commercial installed base. Total revenue was also positively impacted by $7.6 million of revenue from nine unit sales of our RIO system during the three months ended September 30, 2010, including eight domestic commercial sales and one international demonstration system, as compared to the recognition of $4.6 million of revenue from six unit sales of our RIO system during the three months ended September 30, 2009. We expect our revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

Cost of Revenue.  Cost of revenue was $4.6 million for the three months ended September 30, 2010, compared to $3.9 million for the three months ended September 30, 2009. The increase in cost of revenue of $663,000, or 17%, was primarily due to an increase in knee MAKOplasty procedures performed and to the recognition of the cost of revenue from nine unit sales of our RIO system during the three months ended September 30, 2010 as compared to the recognition of the cost of revenue from six unit sales of our RIO system during the three months ended September 30, 2009. We expect our cost of revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of knee MAKOplasty procedures performed increases in future periods.

Selling, General and Administrative.  Selling, general and administrative expense was $11.6 million for the three months ended September 30, 2010, compared to $7.9 million for the three months ended September 30, 2009. The increase of $3.7 million, or 47%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Selling, general and administrative expense for the three months ended September 30, 2010 also included $1.4 million of stock-based compensation expense compared to $883,000 for the three months ended September 30, 2009. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2010. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of our products and an increased number of employees necessary to support our continued growth in operations.

Research and Development.  Research and development expense was $4.0 million for the three months ended September 30, 2010, compared to $3.8 million for the three months ended September 30, 2009. The increase of $260,000, or 7%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our RIO-enabled hip application. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Depreciation and Amortization.  Depreciation and amortization expense was $795,000 for the three months ended September 30, 2010, compared to $595,000 for the three months ended September 30, 2009. The increase of $200,000, or 34%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2009.

Interest and Other Income.  Interest and other income was $84,000 for the three months ended September 30, 2010, compared to $59,000 for the three months ended September 30, 2009. The increase of $25,000, or 42%, was primarily due to higher yields realized on our cash, cash equivalents and investments for the three months ended September 30, 2010 compared with the same period of 2009.

Income Taxes.  No federal income taxes were recognized for the three months ended September 30, 2010 and 2009, due to net operating losses in each period. State and local income taxes were $16,000 for the three months ended September 30, 2010, compared to $51,000 for the three months ended September 30, 2009. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception in November 2004. In addition, no current or deferred income taxes were recorded for the three months ended September 30, 2010 and 2009, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenue.  Revenue was $29.5 million for the nine months ended September 30, 2010, compared to $25.4 million for the nine months ended September 30, 2009. The increase in revenue of $4.2 million, or 16%, was primarily due to a $7.1 million, or 148%, increase in procedure revenue and a $7.7 million, or 86%, increase in RIO system revenue. The $7.1 million increase in procedure revenue was attributable to an increase in knee MAKOplasty procedures performed during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009. There were 2,339 knee MAKOplasty procedures performed during the nine months ended September 30, 2010 compared to 1,041 knee MAKOplasty procedures performed during the nine months ended September 30, 2009. Total revenue was also positively impacted by $16.6 million of revenue from twenty unit sales of our RIO system during the nine months ended September 30, 2010, including eighteen domestic commercial sales and two international demonstration systems, as compared to the recognition of approximately $8.9 million of revenue from twelve unit sales of our TGS during the nine months ended September 30, 2009. This was partially offset by the recognition of $11.3 million of revenue from seventeen previously deferred unit sales of our TGS during the nine months ended September 30, 2009. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009.

Cost of Revenue.  Cost of revenue was $12.2 million for the nine months ended September 30, 2010, compared to $17.1 million for the nine months ended September 30, 2009. The decrease in cost of revenue of $4.9 million, or 29%, was primarily due to the recognition of the direct cost of revenue from seventeen previously deferred unit sales of our TGS during the nine months ended September 30, 2009, including the cost of providing the RIO system upgrades, as described in the “Factors Which May Influence Future Results of Operations” section above. This was partially offset by an increase in knee MAKOplasty procedures performed and to the recognition of the cost of revenue from twenty unit sales of our RIO system during the nine months ended September 30, 2010 as compared to the recognition of the cost of revenue from twelve unit sales of our RIO system during the nine months ended September 30, 2009. Cost of revenue for the nine months ended September 30, 2010 was also impacted by a write-off of approximately $1.0 million of excess RESTORIS Classic implants as discussed in “Factors Which May Influence Future Results of Operations” above.

Selling, General and Administrative.  Selling, general and administrative expense was $33.2 million for the nine months ended September 30, 2010, compared to $22.2 million for the nine months ended September 30, 2009. The increase of $11.0 million, or 49%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Selling, general and administrative expense for the nine months ended September 30, 2010 was also impacted by a write-off of approximately $808,000 of excess RESTORIS classic instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Selling, general and administrative expense for the nine months ended September 30, 2010 also included $3.9 million of stock-based compensation expense compared to $2.4 million for the nine months ended September 30, 2009. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2009 and 2010.

Research and Development.  Research and development expense was $11.0 million for the nine months ended September 30, 2010, compared to $9.4 million for the nine months ended September 30, 2009. The increase of $1.6 million, or 18%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our RIO-enabled hip application. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Depreciation and Amortization.  Depreciation and amortization expense was $2.2 million for the nine months ended September 30, 2010, compared to $1.7 million for the nine months ended September 30, 2009. The increase of $504,000, or 30%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2009.

Interest and Other Income.  Interest and other income was $256,000 for the nine months ended September 30, 2010, compared to $348,000 for the nine months ended September 30, 2009. The decrease of $92,000, or 26%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the nine months ended September 30, 2010 compared with the same period of 2009.

Income Taxes.  No federal income taxes were recognized for the nine months ended September 30, 2010 and 2009, due to net operating losses in each period. State and local income taxes were $63,000 for the nine months ended September 30, 2010, compared to $56,000 for the nine months ended September 30, 2009. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception in November 2004. In addition, no current or deferred income taxes were recorded for the nine months ended September 30, 2010 and 2009, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Nine Months Ended September 30,
	2010	2009
Cash used in operating activities	$(27,585)	$(33,903)
Cash provided by (used in) investing activities	26,347	(17,923)
Net cash provided by financing activities	548	54,308
Net increase (decrease) in cash and cash equivalents	$(690)	$2,482

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of September 30, 2010, we had an accumulated deficit of $143.1 million and have financed our operations principally through the sale of our equity securities.

In August 2009, we completed a public offering of our common stock, issuing 8,050,000 shares at an offering price to the public of $7.25 per share, resulting in net proceeds of approximately $54.3 million, after underwriting discounts and commissions and expenses.

As of September 30, 2010, we had approximately $41.1 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies, certificates of deposit and investment grade rated U.S. corporate debt.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation, inventory write-downs and property and equipment write-downs. For the nine months ended September 30, 2010, inventory write-downs of $1.3 million and property and equipment write-downs of $986,000 were incurred primarily due to the write-off of excess RESTORIS Classic implants and instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the nine months ended September 30, 2010 are approximately $5.9 million of increases to inventory necessitated by increased sales of implants and disposable products and our RIO-enabled hip application, $4.1 million of increases to accounts receivable due to increased sales in 2010, which was partially offset by $2.8 million of increases to other accrued liabilities. Included in changes in operating assets and liabilities for the nine months ended September 30, 2009 are approximately $11.3 million and $3.6 million of decreases to the deferred revenue balance and deferred cost of revenue balance, respectively, due to the recognition of seventeen previously deferred unit sales of our TGS, and $5.3 million of increases in inventory necessitated by the commercial release of the RIO system, the commercial release of the RESTORIS MCK implant system and increased sales of implants and disposable products.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2010 was primarily attributable to proceeds of $37.6 million from sales and maturities of investments, which was partially offset by the purchase of investments of $8.5 million and purchases of $2.2 million of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2009 was primarily attributable to the purchase of investments of $17.4 million, which was partially offset by proceeds of $3.3 million from sales and maturities of investments and purchases of $3.7 million of property and equipment which primarily consisted of implant instruments used to perform knee MAKOplasty procedures necessitated by the commercial release of the RESTORIS MCK implant system and an increase in knee MAKOplasty procedures performed.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was primarily attributable to proceeds received under our employee stock purchase plan and to proceeds received on the exercise of stock options and warrants. Net cash provided by financing activities for the nine months ended September 30, 2009 was primarily attributable to net proceeds received in connection with our equity financing in August 2009.

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

Contractual Obligations

In September 2010, we entered into a ten year operating lease for our headquarters in Fort Lauderdale, Florida, and terminated our previous lease. Under the new lease, we are obligated to make lease payments of approximately $90,000 in the fourth quarter of 2010, $300,000 in 2011, $700,000 in 2012 – 2013, $1.2 million in 2014 – 2015, and $3.7 million thereafter.

At September 30, 2010, we were committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating approximately $3.6 million.

Other than as described above and scheduled payments through September 30, 2010, there have been no significant changes in our contractual obligations during the nine months ended September 30, 2010 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2009 and our Form 10-Q for the quarter ended March 31, 2010, except for the risk factor listed below:

If our current and future MAKOplasty solutions do not gain market acceptance, we will not be able to generate the revenue necessary to develop a sustainable, profitable business.

Achieving patient, surgeon and hospital acceptance of MAKOplasty as the preferred method of treating early to mid-stage osteoarthritis of the knee and osteoarthritis of the hip is crucial to our success. We believe MAKOplasty represents a fundamentally new way of performing arthroplasty, employing computer assisted robotic arm technology and a patient specific visualization system in an effort to optimize the clinical outcome. The orthopedic market has been traditionally slow to adopt new products and treatment practices. We believe that if surgeons and hospitals do not broadly adopt the concept of computer assisted robotics enabled technology and do not perceive such technology and related products as valuable and having significant advantages over conventional arthroplasty procedures, patients will be less likely to accept or be offered MAKOplasty and we will fail to meet our business objectives. Surgeons’ and hospitals’ perceptions of such technology having significant advantages are likely to be based on a determination that, among other factors, our products are safe, reliable, cost-effective and represent acceptable methods of treatment. Even if we can prove the clinical value of MAKOplasty through clinical use, surgeons may elect not to use our current and future MAKOplasty solutions for any number of other reasons. For example, surgeons may continue to recommend total knee replacement surgery or standard instrumented hip replacement surgery simply because such surgeries are already widely accepted. In addition, surgeons may be slow to adopt our current and future MAKOplasty solutions because of the perceived liability risks arising from the use of new products. Surgeons may not accept our current and future MAKOplasty solutions if we fail to maintain an acceptable level of product reliability. Hospitals may not accept MAKOplasty because the RIO system is a piece of capital equipment, representing a significant portion of a hospital’s budget. The RIO system may not be cost-efficient if hospitals are not able to perform a significant volume of MAKOplasty procedures. If our current and future MAKOplasty solutions fail to achieve market acceptance for any of these or other reasons, we will not be able to generate the revenue necessary to develop a sustainable, profitable business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)           Sales of Unregistered Securities

On July 6, 2010, we entered into an agreement for the provision of certain consulting services to us in consideration for cash compensation and a non-qualified stock option to purchase 15,000 shares of our common stock. This stock option has an exercise price of $12.10, which was the closing price per share of our common stock on July 6, 2010, the grant date, and vests and becomes exercisable ratably quarterly over one year starting on the grant date. This option was issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

(c)           Issuer Purchases of Equity Securities

The following table summarizes the surrenders of the Company’s common stock during the three month period ended September 30, 2010:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
July 1 to 31, 2010	—	$—	—	$—
August 1 to 31, 2010	10,195	10.39	—	—
September 1 to 30, 2010	—	—	—	—
	10,195	$10.39	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: November 3, 2010	By	/s/ Fritz L. LaPorte
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