Form 10-K
period 2010-12-31
MAKO Surgical Corp.
filed 2011-03-10
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 001-33966

MAKO SURGICAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1901148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2555 Davie Road, Fort Lauderdale, FL	33317
(Address of Principal Executive Offices)	(Zip Code)

(954) 927-2044
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common stock, $0.001 par value per share	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

          The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $261,325,923 (based on a closing price of $12.45 per share on The NASDAQ Global Select Market as of such date).

          As of February 28, 2011, the registrant had outstanding 40,805,211 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K when filed with the Securities and Exchange Commission.

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

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “could,” “expect,” “intend,” “may,” “anticipate,” “plan,” “predict,” “potential,” “estimate” or similar expressions. These statements include, but are not limited to, statements related to:

•	the nature, timing and number of planned new product introductions;

•	market acceptance of the MAKOplasty solution;

•	the effect of anticipated changes in the size, health and activities of population on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market segments;

•	our ability and intent to expand into international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO® Robotic Arm Interactive Orthopedic system;

•	the viability of maintaining our licensed intellectual property or our ability to obtain additional licenses necessary to our growth;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of newly launched products and products currently being developed;

•	the ability to implement new technologies successfully;

•	our ability to sustain, and our goals for, sales and earnings growth, including projections regarding systems installations;

•	our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities;

•	the stability of certain domestic and foreign economic markets;

•	the impact of anticipated changes in the U.S. healthcare industry and the medical device industry and our ability to react to and capitalize on those changes;

•	future declarations of cash dividends; and

•	the impact of any managerial changes.

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

          Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ, perhaps materially, from those contained in forward-looking statements made in this report. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include, but are not limited to, factors discussed under Item 1A, “Risk Factors,” and the following:

•

a continued economic downturn or delayed economic recovery that may have a significant adverse effect on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or that may cause our customers to delay a purchasing decision;

•	changes in general economic conditions and credit conditions;

•	changes in the availability of capital and financing sources for our company and our customers;

•	changes in competitive conditions and prices in our markets;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	changes in other significant operating expenses;

•	unanticipated issues related to intended product launches;

•	decreases in sales of our principal product lines;

•	slow downs or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased or changing government regulation or taxation of our business;

•	the impact of the recently enacted United States healthcare reform legislation on hospital spending, reimbursement, and the taxing of medical device companies;

•	unanticipated changes in reimbursement to our customers for our products;

•	unanticipated issues in securing regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	developments adversely affecting our potential sales activities outside the United States;

•	increases in cost containment efforts by group purchasing organizations;

•	loss of key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining a direct sales force and building a distributor network;

•	unanticipated issues related to, or unanticipated changes in or difficulties associated with, the recruitment of agents and distributors of our products;

•	unanticipated expenditures related to litigation; and

•	unanticipated intellectual property expenditures required to develop, market and defend our products.

          We caution you not to place undue reliance on these forward-looking statements, as they speak only as of the date they were made. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

Overview

          We are an emerging medical device company that markets our advanced robotic arm solution and orthopedic implants for orthopedic procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific, osteoarthritic disease.

          MAKOplasty is performed using our proprietary RIO® Robotic Arm Interactive Orthopedic system, or RIO. The RIO is a technology platform that utilizes tactile guided robotic arm technology and patient specific visualization to offer consistently reproducible precision to surgeons. The RIO is currently used to treat early to mid-stage osteoarthritic knee disease. We anticipate commercially releasing an application and associated implant systems in the second half of 2011 that will allow the RIO to be used to perform total hip arthroplasty. We believe that the RIO has the potential to serve as a platform for applications for other orthopedic procedures beyond the knee and hip and that MAKOplasty has the potential to empower physicians to address the needs of the large and growing, yet underserved, population of patients with osteoarthritic disease who desire a restoration of quality of life and reduction of pain, but for whom current surgical treatments are not appropriate or desirable.

          We currently offer knee MAKOplasty which, unlike conventional total knee replacement surgery, which requires extraction and replacement of the entire joint, enables resurfacing of one or two specific diseased compartments of the joint, preserving significantly more soft tissue and healthy bone of the knee. We believe localized resurfacing can be optimized using the RIO to achieve optimal implant placement and alignment for smaller, more easily inserted modular implant components. The RIO is used to prepare the knee joint for the insertion and alignment of our proprietary RESTORIS® MCK multicompartmental and RESTORIS® unicompartmental knee implant systems through a small incision in a minimally invasive, bone preserving and tissue sparing procedure. Our RESTORIS family of knee implants is designed to enable minimally invasive restoration of one or two of the diseased compartments of the knee joint.

          We believe that the tissue sparing and bone conserving techniques enabled with knee MAKOplasty can offer substantial advantages to patients, surgeons and healthcare providers. Because of the minimally invasive nature of the procedure, smaller incisions are possible, which lead to less tissue damage and faster recoveries, thereby reducing the overall costs of rehabilitation, medication and hospitalization. In addition, because more of the patient’s natural anatomy is preserved and less trauma is inflicted on the knee, we believe that patients who undergo knee MAKOplasty have the potential to experience better functionality and more natural knee movements, thereby achieving an improved post-operative quality of life. Our RESTORIS family of implants for use in single and bicompartmental knee resurfacing procedures provides the ability to address a broad range of the patient population suffering from early to mid-stage knee osteoarthritis. Finally, because our RIO system is easy to use, we believe that our knee MAKOplasty solution makes knee resurfacing procedures accessible to orthopedic surgeons with varied levels of training and skills and has the potential to lead to greater adoption of knee resurfacing solutions for early to mid-stage osteoarthritis of the knee.

          We currently anticipate offering hip MAKOplasty, a surgical solution that enables orthopedic surgeons to perform total hip arthroplasty with the same potential for consistently reproducible precision, accuracy, and dexterity as knee MAKOplasty, in the second half of 2011. In the same way that the cutting system of the RIO allows for the precise resection of bone in the knee joint, we believe that surgeons will use the RIO in a hip MAKOplasty to accurately prepare the patient’s acetabulum, or hip socket, for the implantation of a replacement cup. During the insertion of the final implant, the RIO can assist the surgeon in positioning the cup at the orientation that was planned by the surgeon on a preoperative computed tomography, or CT, scan. We believe that hip MAKOplasty will allow surgeons to seat these implants according to the plan at a level of accuracy that we believe is extremely difficult to accomplish manually, resulting in placement of the implants in the optimal position to resist dislocation and reduce surface wear.

          Our products require 510(k) marketing clearance from the U.S. Food and Drug Administration, or FDA, before we can market our products in the United States and CE Mark approval before we can market our products in the European Union. The following table summarizes our current product 510(k) marketing clearance and our CE Mark approval to date:

Product	Date of 510(k)	Date of CE Mark
Platform Products
RIO, version 2.0	Fourth Quarter 2008	Fourth Quarter 2009

Application that assists a surgeon in acetabular reaming during total hip arthroplasty using the TGS (i.e., RIO, version 1.0), predecessor to our hip MAKOplasty application	Second Quarter 2009	--

Application that assists a surgeon in acetabular reaming during total hip arthroplasty using the RIO, predecessor to our hip MAKOplasty application	Third Quarter 2009	--

Hip MAKOplasty application	First Quarter 2010	--

Implant Products
Tibial onlay knee implant system and combined inlay and onlay system, branded as RESTORIS	Fourth Quarter 2007	First Quarter 2010 (onlay system)

Unicompartmental and patellofemoral knee implants, predecessor components of RESTORIS MCK	Second Quarter 2008	--

RESTORIS MCK	Fourth Quarter 2008	Second Quarter 2010 (onlay unicompartmental); First Quarter 2011 (onlay patellofemoral and bicompartmental)

          In 2010, we sold thirty-three new RIO systems worldwide, including two RIO systems to international distributors, bringing the total number of domestic commercial MAKOplasty sites to sixty-seven as of December 31, 2010. A total of 3,485 MAKOplasty procedures were performed in 2010 and, as of December 31, 2010, 5,869 MAKOplasty procedures had been performed since commercial introduction in June 2006.

          As of February 28, 2011, we have fifty-eight scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: eight studies are focused on quantifying the accuracy of MAKOplasty procedures; nine studies are focused on assessing basic clinical and radiographic outcomes; four studies are focused on evaluating the functional and kinematic outcomes of patients; sixteen studies are focused on supporting implant design and product development; sixteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and five studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty. As of February 28, 2011, we have an intellectual property portfolio of more than 300 licensed or owned patents and patent applications relating to the areas of computer assisted surgery, robotics, haptics and implants.

          We generate revenue from unit sales of our RIO system, sales of our implants and disposable products and the sale of warranty service contracts.

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

          Compelling demographic trends, such as the growing, aging and more active population and rising obesity rates are expected to be key drivers in the continued growth of osteoarthritis occurrence. The NIH projects that by 2030, 20% of Americans, or approximately seventy-two million people, will be 65 years or older and will be at high risk of developing osteoarthritis. According to The Journal of the American Medical Association, it is estimated that of the U.S. population over the age of 20, approximately 68% was overweight and 34% was obese in 2007-2008. According to The Orthopaedic Industry Annual Report, 22% of the U.S. overweight population and 31% of the U.S. obese population will be diagnosed with some form of osteoarthritis versus only 16% of the U.S. normal and underweight population.

          For the most severe cases of osteoarthritis, in which patients suffer from extreme pain, reconstructive joint surgery may be required. Reconstructive joint surgery involves the removal of the bone area surrounding the affected joint and the insertion of one or more manufactured implants as a replacement for the affected bone. According to The Orthopaedic Industry Annual Report, global sales of joint replacement products in 2009, including knees, hips, elbows, wrists, digits and shoulders, were $13.3 billion, an increase in sales of nearly 5.6% over 2008, of which sales in the United States represented $7 billion. Of the $13.3 billion of global sales of joint replacement products in 2009, $12.42 billion was attributed to knee and hip products. According to Millennium Research Group, the U.S. large joint reconstructive implant market (composed of hip and knee implant systems) will grow to approximately $9.8 billion by 2014.

Introduction of Minimally Invasive Surgery

          Over the past thirty years, one of the most significant medical trends has been the development of minimally invasive methods of performing surgical procedures. Compared to traditional, open surgical techniques, minimally invasive techniques that employ image guided surgical systems offer potentially superior benefits for patients, surgeons and hospitals. For patients, these techniques result in reduced procedure-related pain and less scarring at the incision site, leading to faster recovery times and shorter post-operative hospital stays, as well as better aesthetic outcomes. For the surgeon, these techniques reduce procedure-related complications and have the potential to reduce risks associated with more invasive procedures. For the hospital, these procedures can result in reduced hospital stays from faster recovery times and lower rates of complications.

          Despite the many benefits of minimally invasive techniques, however, these techniques also present several notable limitations due to the restricted surgical space, including:

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

          Robotics technology has been successfully applied in a variety of diverse fields including urology, gynecology, cardiothoracic surgery, general surgery, radiosurgery and catheter based interventional cardiology and radiology. The success of robotics technologies in these applications has led to the growing adoption and commercialization of these technologies in the medical world.

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

Introduction of Patient Specific Instrumentation and Implants

          Another recent trend in orthopedics is the use of patient specific instrumentation and implants in total knee arthroplasty. The patient specific instrumentation and implants are developed by orthopedic implant manufacturers using digitized information obtained from a preoperative CT scan or magnetic resonance imaging, or MRI, of the affected knee joint. During surgery, the surgeon is able to seat the patient specific cutting instrumentation in the appropriate position for cutting more quickly than with traditional surgical instrumentation. The surgeon then implants either a traditional, off the shelf knee implant or a patient specific knee implant.

          We believe patient specific instrumentation and implants present several limitations, including the following:

•	The patient specific instrumentation does not accommodate intra-operative adjustments of implant position and orientation.

•	The fit of the patient specific instrumentation on the bone is subject to potential misalignment and subsequent inaccuracies in bone cuts and final implant position.

•	The patient specific instrumentation introduces an additional recurring disposable expense to the procedure.

•

Most patient specific instrumentation is developed using a preoperative MRI in order to fit the instrumentation to the cartilage surface, which may add additional expense to the procedure in comparison to MAKOplasty.

          Additionally, according to a study entitled Radiographic Review of Alignment in Patient-Matched Total Knee Arthroplasty, which was presented at the 2010 American Academy of Orthopedic Surgeons, patient matched instrumentation did not significantly improve accuracy relative to conventional instrumentation or navigation.

          We believe that the limitations of currently available surgical options for osteoarthritic disease have created a sizeable market for treatment of a large and growing population of patients with osteoarthritic disease. We believe that robotics technology is the key to enabling surgeons to perform the kind of consistently reproducible and precise surgery that results in restoration of function and improved post-operative outcomes for such patients.

The MAKO Solution

          We have designed our MAKOplasty solution to provide the consistently reproducible precision, accuracy and dexterity necessary for a surgeon to successfully perform orthopedic arthroplasty procedures. Our MAKOplasty solution is composed of two critical components: the RIO system, which consists of the proprietary tactile robotic arm and our patient specific visualization system that provides both pre-operative and intra-operative guidance to the surgeon, and the RESTORIS family of implant systems that are designed for optimized restoration of the diseased compartments of the joint. By integrating robotic arm and patient specific visualization technology with the touch and feel of the surgeon’s skilled hand, MAKOplasty is designed to enable a level of surgical precision and accuracy that is beyond the scope of the typical surgeon’s freehand capabilities, which we believe will result in broad adoption of our technologies by orthopedic surgeons and better outcomes for patients. We believe MAKOplasty offers the following key benefits to patients, surgeons and hospitals:

•

Consistently Reproducible Precision. We believe that MAKOplasty reduces the variability of procedure outcomes and increases efficacy through the consistently reproducible precision provided by our computer assisted and tactile robotic arm technology. We believe that the precision of our cutting process and placement and alignment of implants leads to significantly improved and reliable results, compared to conventional, manually executed orthopedic procedures. The surgeon retains control of the actual movements of the robotic arm within a pre-established volume of space, the tactile “safety zone,” which is tracked and bounded by the RIO system. We believe that the tactile “safety zone” enables improved placement and alignment of the implant, while the visualization guides the surgeon through each step of the procedure. We believe that this consistently reproducible precision enables physicians to be trained in the use of MAKOplasty in a relatively short period of time and also will increase the number of physicians who are willing and able to perform MAKOplasty procedures.

•

Ease of Use. We believe that our RIO system leverages and complements the surgical skills and techniques already familiar to the surgeon, while providing substantial incremental control and precision that has not previously been possible. The customized, patient specific visualization system guides the surgeon through each step of the surgical procedure, while the tactile “safety zone” ensures that the surgeon does not apply the bone cutting instrument beyond the intended area. We believe that the RIO’s ease of use makes MAKOplasty procedures accessible to orthopedic surgeons with a broad range of training and skills and has the potential to lead to greater adoption of MAKOplasty procedures. We also believe that the ease of use provided by the RIO may enable physicians to shorten operating room time and potentially increase the number of procedures performed.

•

Improved Restorative Post-Operative Outcomes. Due to the reproducible and precise nature of the MAKOplasty procedure, we believe that patients who undergo MAKOplasty are likely to experience less tissue loss, less visible scarring and a faster recovery, thereby reducing the cost of rehabilitation, physical therapy, medication and hospitalization. In addition, because of the improved placement and alignment of the implants, patients who undergo MAKOplasty have the potential to experience better mobility, comfort, range of motion and more natural joint movements to achieve an improved post-operative quality of life.

•

Reduced Costs for Patients and Hospitals. The consistently reproducible precision of MAKOplasty has the potential to aid hospitals and patients in reducing costs by shortening hospital stays and recovery periods and reducing the amount of rehabilitation and medication.

•

Patient Optimized Implant Systems. Because all implants used in MAKOplasty procedures are sized and planned for based on patient-specific anatomical indications, the potential for favorable clinical outcomes is enhanced. We believe that our proprietary knee resurfacing implants allow surgeons to customize a knee resurfacing solution for individual patients facing early to mid-stage osteoarthritis in one or two compartments of the knee joint. Our original RESTORIS unicompartmental implant system allows for a choice of tibial implant based on patient bone quality. Our RESTORIS MCK implant system, which represents the significant majority of our MAKOplasty procedure volume, provides for this same choice for medial or lateral unicompartmental disease and allows for the resurfacing of the patellofemoral compartment as well, either independently or in combination with the medial compartment in a bicompartmental knee MAKOplasty. Similar to our approach with the knee, we anticipate initially utilizing and selling a commercially available implant system for use in performing hip MAKOplasty and subsequently developing a proprietary hip implant system.

          The comprehensive nature of the MAKOplasty solution also provides hospitals with the implants and disposable products necessary to perform the MAKOplasty procedures. We believe that our complete solution represents a substantial improvement over currently available approaches.

          The figure below illustrates the MAKOplasty solution.

[1] Hip MAKOplasty patient specific visualization application and implants not commercially released as of March 10, 2011.

Our Strategy

          Our goal is to continue to drive sales of the RIO system and generate recurring revenue through sales of implants, disposable products and service contracts by establishing MAKOplasty as the preferred surgical procedure for patients with osteoarthritic disease. We believe that we can achieve this objective by working with hospitals to demonstrate potential key benefits of MAKOplasty, such as consistently reproducible surgical precision, improved post-operative outcomes and reduced healthcare costs. Our strategy includes the following key elements:

•

Focus on key physicians and thought leaders to encourage adoption of our MAKOplasty solution. We plan to continue to focus our marketing efforts on key orthopedic surgeons who are actively involved in the development of innovative orthopedic approaches. We also plan to continue to focus our marketing efforts on the hospitals with which these key surgeons are affiliated and engage them to promote the benefits of MAKOplasty. Our strategy is to convince hospitals that through early adoption of MAKOplasty and acquisition of our RIO system, they can reinforce their reputations as leading institutions for the treatment of osteoarthritic disease.

•

Drive volume sales of our RESTORIS family of implant systems and the disposable products for installed RIO systems. We intend to increase the number of orthopedic surgeons who use our RIO system and work with the hospitals and their surgeons to promote patient education about the benefits of MAKOplasty. Our goal is to increase usage per RIO system to drive higher volume sales of our RESTORIS family of implant systems and disposable products.

•

Expand the market for multicompartmental knee resurfacing. We plan to expand the market for multicompartmental knee resurfacing procedures by encouraging use of the knee MAKOplasty procedure for patients who, given only conventional surgical alternatives, would have opted for total knee replacement surgery or no surgery at all. Our current FDA cleared application of knee MAKOplasty is for unicompartmental and bicompartmental knee resurfacing procedures using the RESTORIS family of knee implant systems, allowing us the potential of accommodating varied patient profiles and surgeon preferences. We believe that the potential benefits of our knee MAKOplasty solution and the combination of these product offerings will facilitate our efforts to expand and capture the market for multicompartmental knee resurfacing.

•

Deliver consistently reproducible precision to additional orthopedic procedures, including total hip arthroplasty. We believe that the introduction of hip MAKOplasty will increase the overall value proposition for MAKOplasty. The commercial release of our hip MAKOplasty application and associated implant systems, currently anticipated in the second half of 2011, will enable surgeons to perform total hip arthroplasty with the same consistently reproducible precision, accuracy, and dexterity as knee MAKOplasty, resulting in the placement of the hip implants in the best position to resist dislocation and reduce surface wear. We believe this expansion of our product offerings will facilitate our efforts to increase the number of commercial MAKOplasty sites, the number of orthopedic surgeons who use our RIO system, and the utilization at our existing MAKOplasty sites.

•

Demonstrate the clinical and financial value proposition of MAKOplasty. We intend to continue to collaborate with leading surgeons and hospitals through such programs as our MAKOplasty Center of Excellence to build clinical and financial data that support the benefits of MAKOplasty. The MAKOplasty Center of Excellence is a program developed in conjunction with participating hospitals to educate surgeons and patients regarding the benefits of MAKOplasty. As part of the collaborative program, participating hospitals agree to maintain and provide us with certain clinical and financial data that we use to support the business case for the MAKOplasty solution. Our goal is to obtain clinical data further supporting the value of MAKOplasty procedures, as well as the accuracy of such implant placements and resulting longevity of the implants, while demonstrating to hospitals the top and bottom line financial benefits of our MAKOplasty solution. Furthermore, if we are able to commercialize additional applications for our RIO system, we believe that we would be able to further enhance the financial value proposition of MAKOplasty to hospitals.

The Knee

Market for Osteoarthritis of the Knee

          The knee joint consists of the medial, patellofemoral and lateral compartments. As depicted below by the shaded diseased areas of the knee joint, osteoarthritis of the knee usually begins with the deterioration of the soft tissue and cartilage in the medial (inner) compartment and progresses to either or both the patellofemoral (sub-kneecap) and lateral (outer) compartments. The progression of osteoarthritis of the knee, as illustrated in the figure below, can take many years, and even in the early stages, it can result in substantial pain for the patient and a reduction in the quality of life.

          According to the Centers for Disease Control, there are currently more than fifteen million people in the U.S. with osteoarthritis of the knee. According to a 2006 Duke University Survey of published literature, the growth of osteoarthritis of the knee among the U.S. population is expected to accelerate as the increasingly active population ages and obesity rates increase. The Orthopaedic Industry Annual Report for the year ended June 15, 2010 reports that being overweight significantly increases the risk of developing knee osteoarthritis and that obese women had nearly four times the risk of suffering from osteoarthritis of the knee as non-obese women, and obese men had nearly five times the risk of suffering from osteoarthritis of the knee as non-obese men. As a result of this substantial clinical need, the market for orthopedic knee procedures in the U.S. has experienced tremendous growth over the past decade. According to data compiled by Millennium Research Group, the U.S. knee implant market was nearly $4.0 billion in 2009, which represents growth of 5.9% from 2008 to 2009. In addition to the substantial costs of the procedure itself, total knee replacement and resurfacing procedures represent significant incremental costs to the healthcare system. These include costs associated with rehabilitation, medication, hospitalization and, over the long-term, costs incurred as a result of replacements or revisions that may be required due to wear and tear or improper placement.

Current Orthopedic Knee Arthroplasty Approaches

          Arthroplasty options for treating osteoarthritis of the knee have historically been limited to either total knee replacement surgery or knee resurfacing procedures.

          Total Knee Replacement. Currently, most people who choose to surgically address osteoarthritis of the knee elect to undergo total knee replacement surgery. Total knee replacement is a highly invasive surgical procedure in which a patient’s diseased knee joint is removed and replaced with a manufactured replacement knee joint comprised of several components that attempt to mimic the normal function of the knee joint. The procedure requires a large incision ranging from four to twelve inches to accommodate the complex scaffold of cutting blocks and jigs required to execute the blunt, planar cuts involved in total knee replacement surgery and to prepare the knee for insertion of the large implants. Soft tissue damage is significant in this procedure as the entire knee joint is fully exposed and much of the bone and tissue surrounding it are removed. The bone cuts are also extensive, presenting a large surface area for bone bleeding. The implants are typically manufactured out of metal, ceramic or polymers and have an approximate useful life of between fifteen and twenty years before they usually are revised or replaced.

          The figures below illustrate a conventional total knee replacement surgery and implant:

Total Knee Replacement Surgery	Total Knee Implant

          Despite its long history as an established and effective orthopedic procedure, standard total knee replacement surgery is not an ideal option for many patients suffering from early to mid-stage, unicompartmental or multicompartmental degeneration of the knee. Some of the principal limitations of total knee replacement surgeries include:

•	highly invasive nature of the surgical procedure, which requires a large incision ranging from four to twelve inches to prepare and implant the large implants;

•	significant damage to the bone and tissue surrounding the joint, including the typical removal of anterior cruciate ligament and the frequent removal of the posterior cruciate ligament;

•	substantial bone bleeding;

•	required removal of all three compartments of the knee, regardless of which compartments are actually diseased;

•	extended and often painful recovery time and rehabilitation;

•	reduced mobility and range of motion; and

•	likely implant replacement or revision in approximately 15 to 20 years when the implant reaches the end of its useful life.

          For these and other reasons, many people who are eligible for total knee replacement surgery elect not to undergo or postpone the procedure, choosing instead to suffer significant pain and limited mobility.

          Unicompartmental and Bicompartmental Knee Resurfacing. Unicompartmental and bicompartmental knee resurfacing is a less invasive arthroplasty procedure in which only the arthritic region of the knee is removed and a small implant is inserted to resurface the diseased compartment of the knee. Unicompartmental and bicompartmental knee resurfacing procedures are ideal for patients with early to mid-stage osteoarthritis and are aimed at sparing the healthy bone, cartilage and other soft tissues typically removed in a conventional total knee replacement procedure. Today, these procedures are generally performed manually and require a level of training, expertise and precision that significantly exceeds what is required for the typical total knee replacement surgery. Millennium Research Group has estimated that 51,300 unicompartmental knee resurfacing procedures were performed in 2009 in the United States, which represents a 6.7% increase from the estimated 48,100 such procedures performed in 2008 in the United States.

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

          The difficulties in manually executing unicompartmental or bicompartmental knee resurfacing procedures can result in inaccurate implant alignment, which can lead to reduced range of motion and premature implant failure. In light of the difficulties, many physicians choose not to recommend these procedures and many patients choose either to live with the osteoarthritic pain or to undergo standard total knee replacement surgery. According to the Journal of Engineering in Medicine, approximately 21% of patients who underwent total knee replacement surgeries had osteoarthritis in only one compartment of the knee, qualifying them as appropriate candidates for an unicompartmental implant.

The Hip

Market for Osteoarthritis of the Hip

          Similar to the knee joint, osteoarthritis, or OA, of the hip, as illustrated in the figure below, typically begins with degeneration of the hip joint caused by a local tear in the soft tissue surrounding the acetabulum, or hip socket, of the hip or an excessive load on the cartilage caused by impingement conditions between the femur and the acetabulum. The progression of osteoarthritis of the hip can take years, but even in the early stages, it can result in substantial pain for the patient and a reduction in the quality of life.

          According to data from the Centers for Disease Control, there are currently more than 3 million people in the U.S. with osteoarthritis of the hip and there are projected to be more than 4.5 million people in the U.S. with osteoarthritis of the hip in 2035. As a result of this substantial clinical need, the market for orthopedic hip procedures in the U.S. is expected to experience tremendous growth. According to data compiled by Millennium Research Group, the U.S. hip implant market was $2.7 billion in 2009 and is anticipated to grow to $3.8 billion by 2014. In addition to the substantial costs of the treatment itself, treatment options for osteoarthritis of the hip represent significant incremental costs to the healthcare system. These include costs associated with rehabilitation, medication, hospitalization and, over the long-term, costs incurred as a result of replacements or revisions that may be required due to wear or improper placement.

Current Orthopedic Hip Arthroplasty Approaches

          The current treatments available for osteoarthritis in the hip joint consist of sports medicine procedures to treat soft tissue damage as well as more invasive procedures to treat impingement conditions. Conventional treatment for the replacement of the joint consists of a partial hip replacement where only one side of the joint is replaced (normally utilized for hip fractures), hip resurfacing, which is primarily indicated for male patients under the age of 65, and in late stage conditions, total hip arthroplasty. Total hip arthroplasty is a highly invasive surgical procedure in which a patient’s diseased hip joint is removed and replaced with a manufactured replacement hip joint comprised of several components that attempt to mimic the normal function of the hip joint. The procedure requires a large incision ranging from six to twelve inches, which often results in significant pain and an extended recovery time. Unlike the knee joint, the hip joint is covered with significant muscle and fat tissue, preventing direct access to the joint without a large incision.

The traditional total hip replacement implant consists of three main components:

•	a metal cup and a plastic liner that together replace the acetabulum;

•	a metal stem inserted into the femoral canal that replaces the femoral neck; and

•	a highly polished metal ball that attaches onto the metal stem and replaces the femoral head.

          Despite its history as an established and effective orthopedic procedure, we believe that there are several limitations of traditional total hip arthroplasty including malalignment of implant components, dislocation, differences in leg length, implant loosening, femoro-acetabular impingement and the eventual need for implant replacement or revision.

          Dislocation, where the ball comes completely out of the replacement cup, is the most common reason for revision total hip surgery. According to The Journal of Bone and Joint Surgery, the national average for dislocation of the hip joint within six months of the primary hip replacement procedure is approximately four percent, or approximately 14,000 procedures, annually. Not all of these dislocations require a revision surgery to replace the existing implant, but according to The Journal of Bone and Joint Surgery, each dislocation that requires a replacement of the existing implant costs a minimum of approximately $42,000 to the U.S. healthcare system.

          Current surgical approaches to total hip arthroplasty may result in a leg length discrepancy, which clinical studies show may result in back pain, increased risk of nerve injury, dislocation, poor patient satisfaction, and the need for revision surgery. According to a study published in Physiotherapy, a leg length discrepancy of ten millimeters or more is associated with a significantly poorer outcome in terms of the clinical benefits of surgery as well as more than twice the incidence of limping than patients with a leg length discrepancy of less than ten millimeters. One methodology currently used by surgeons to measure leg length involves using a ruler to measure anatomical landmarks on the hip before surgery to assess the patient’s preoperative leg length and then measuring the leg length with the implants in place following surgery to assess the change in the patient’s leg length. Another popular methodology used by surgeons requires the surgeon to line the patient’s legs up on the operating room table to assess the leg length before surgery and then to do the same thing with the hip implants in place after surgery. This method requires the legs to be in the exact same position at the time of both measurements and uses only the surgeon’s eyes and sense of touch to assess the change in leg length. We believe that limitations exist with respect to both of these methodologies.

OUR PRODUCTS

          MAKOplasty procedures are enabled through our proprietary technology consisting of the following components: our RIO system, our MAKOplasty applications, and our RESTORIS family of implant systems.

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

          The figure below identifies the key components of the RIO system’s tactile robotic arm, stereo tracking system and instruments:

          Tactile Robotic Arm System. The tactile robotic arm system consists of the key components identified in the figures above and incorporates the following specifications, features and benefits:

•

Tactile Robotic Arm — The tactile robotic arm is designed to respond fluidly to movements initiated by the surgeon operating the bone cutting instrument. We have designed the robotic arm to achieve substantial dexterity and range of movement. The robotic arm helps enforce a tactile “safety zone” that is established by the patient specific visualization system by providing tactile resistance when the boundaries of the tactile “safety zone” are reached. This tactile resistance helps ensure that the surgeon does not move the bone cutting instrument outside the intended area.

•

Controller — The controller is the electronic hardware and firmware component of our computing system which interfaces with our proprietary surgical planning and execution software to allow the surgeon to safely guide the tactile robotic arm. The controller governs the basic, low-level functions of the tactile robotic arm, such as the tactile constraints and the safety circuit.

•

Stereo Tracking System Camera and Instruments — During a MAKOplasty procedure, the location of the tactile “safety zone” is updated continuously based on bone tracking data supplied to the computer system by an infrared stereo tracking system, which consists of a special camera that is directed toward a series of tracking arrays attached to the patient’s anatomy by bone pins. The tracking system assists the robotic arm system in locating and physically tracking the patient’s anatomy and coordinating its real time position with the cutting instrument of the robotic arm. It has a sufficient refresh rate to provide the robotic arm system with an adequate flow of information regarding movements of both the patient and the robotic arm to ensure optimal cutting and placement. Using the system, the surgeon can freely move the robotic arm within the defined space, but encounters tactile resistance as the boundaries of such space are reached.

•

End Effector — The end effector is the mechanical component by which the bone cutting instrument is attached to the tactile robotic arm. It is designed to ensure secure placement of the bone cutting instrument, while providing the flexibility necessary for the surgeon to manipulate the instrument.

•

Bone Cutting Instruments — The bone cutting instrument is integrated into the tactile robotic arm at the end effector. For knee MAKOplasty procedures, this instrument is composed of a high speed motor and a component that houses a variety of single use bone cutting tips. The design of the bone cutting instrument allows the surgeon to grip it in a manner similar to holding a pen-like cutting tool, making it easy to manipulate the instrument in the patient’s anatomy. The cutting tip is the disposable end tip of the bone cutting instrument that makes contact with the joint and actually removes the bone for placement of the knee implant in accordance with the pre-operative surgical plan. In combination with our tactile robotic arm, the knee bone cutting instrument enables the smooth precision and accuracy necessary for knee MAKOplasty procedures. For hip MAKOplasty procedures, the bone cutting instrument is a reamer (similar to a drill) that allows hemispherical cutting baskets to be attached to the reamer. Surgeons currently use similar reamers and cutting tools for traditional hip replacement surgery. The tactile robotic arm in conjunction with the reaming instrument makes it possible for the surgeon to accurately and precisely prepare the bone to the pre-operative surgical plan.

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

          The figure below identifies the key components of the RIO system’s patient specific visualization system:

          Patient Specific Visualization System. Our patient specific visualization system is a vital part of our ability to deliver consistently reproducible precision. The surgical team uses our system pre-operatively to plan and intra-operatively to guide the surgical procedure. It consists of the key components identified in the figure above and incorporates the following specifications, features and benefits:

•

Surgical Planning and Execution Software — Our surgical planning and execution software, which is integrated into our patient specific visualization system, is used during the pre-operative surgical planning process to visualize and map the exact portion of bone to be removed, define the anatomical boundaries of the tactile “safety zone” and plan the optimal placement and alignment of our implants. During the procedure, the visualization system guides the surgeon through each specific, well defined surgical step and displays in real time each current and planned surgical activity. The surgical plan is unique and individualized for each patient.

•

Tactile “Safety Zone” — While the robotic arm enforces a tactile “safety zone” by providing tactile resistance when the boundaries of the tactile “safety zone” are reached, our patient specific visualization system provides a visual representation of the tactile “safety zone” and provides additional visual and auditory cues when the boundaries of such tactile “safety zone” are reached. The combination of this tactile resistance and patient specific visualization helps ensure that the surgeon does not apply the bone cutting instrument beyond the intended area.

•	Instrument Locator — The instrument locator provides visual guidance on the position of the bone cutting instrument and other surgical instruments in relation to the patient’s anatomy.

•

Monitors — Prior to surgery, patients undergo a conventional CT scan that captures an image of the diseased joint. This CT image is uploaded to the patient specific visualization system, where a MAKOplasty Specialist processes the image for display as a 3-D volume in space. The MAKOplasty Specialist and surgeon can then virtually place the implants on the 3-D models of the patient’s bones. This patient specific visualization of our implant overlaid onto an image of the patient’s actual joint helps the surgeon to plan the procedure pre-operatively, by providing information that enables the surgeon to determine the optimal placement, alignment and sizing of the implant. The final planned placement of the implant establishes the boundaries of the tactile “safety zone” for surgery. During surgery, each monitor projects an active 3-D computer graphics visualization of the patient’s joint, showing the areas of the bone that are actually removed as the procedure progresses. The user can also change the viewpoint and zoom level of the visualization as the procedure progresses to focus on different portions of the anatomy.

•

Mobile Base — The base component of our patient specific visualization system is a mobile unit that enables the portability of the patient specific visualization system from one operating room to another. It houses our computer hardware and our surgical planning and execution software and various electrical and mechanical components that help power the visualization system.

The Current RIO System

          The RIO system, version 2.0 of our Tactile Guidance System, or TGS, represents an important expansion from our first generation TGS, enabling and expanding the knee MAKOplasty application to multicompartmental resurfacing procedures, allowing orthopedic surgeons to treat degenerative knee osteoarthritis from early-stage, unicompartmental degeneration through mid-stage, multicompartmental degeneration with a modular knee implant system. In addition, the RIO system incorporates the following improvements over the TGS, which we believe allow us to offer the benefits of MAKOplasty to more patients:

•	improved dexterity and range of motion in the robotic arm to allow additional degrees of freedom in the movement of the robotic arm;

•	more efficient physical configuration of the patient specific visualization system, robotic arm, customized bone cutting instruments and electronic components;

•	support for the RESTORIS MCK knee implant system to enable isolated patellofemoral knee procedures and bicompartmental knee procedures;

•	intelligent implant planning features to aid surgeon efforts to achieve optimal patient specific alignments;

•	redesign of system components to reduce operating room set up times;

•	modular design of certain components for ease of manufacturability and assembly and to make them more accessible for service repairs; and

•	sophisticated industrial design and state-of-the art user interface.

          In the fourth quarter of 2008, we received 510(k) marketing clearance for the RIO system, which we commercially launched in the first quarter of 2009. In the third quarter of 2009, we launched version 2.1 of our RIO system, which reflected further refinement of the RIO platform and knee MAKOplasty application. In the fourth quarter of 2009, we launched version 2.2 of our RIO system, which modified the knee MAKOplasty application to enable surgeons to treat lateral compartment knee arthritis. In April 2010, we launched version 2.3 of our RIO system, which further modified the knee MAKOplasty application to improve functionality and ease of use. The modifications present in versions 2.1, 2.2, and 2.3 did not require the submission of new 510(k) applications. The RIO System was approved for CE Marking in December 2009.

Knee MAKOplasty Products

Knee MAKOplasty Application

          Unlike conventional knee replacement surgery, which requires extraction and replacement of the entire joint, our knee MAKOplasty application enables surgeons to isolate and resurface just one or two specific diseased compartments of the joint through a minimally invasive incision, preserving significantly more soft tissue and healthy bone of the knee. The precision provided by our RIO system robotic arm and knee MAKOplasty application makes such minimally invasive targeted treatment possible by eliminating the complex scaffold of cutting blocks and jigs that would otherwise be required to execute the blunt, planar bone cuts and insert the large implants involved in conventional total knee replacement surgery or a manually executed resurfacing procedure. Because of the minimally invasive nature of the knee MAKOplasty procedure, smaller incisions are possible, which lead to less tissue damage and faster recoveries, thereby reducing the overall costs of rehabilitation, medication and hospitalization. In addition, because more of the patient’s natural anatomy is preserved and less trauma is inflicted on the knee, we believe that patients who undergo knee MAKOplasty have the potential to experience better functionality and more natural knee movements, thereby achieving an improved post-operative quality of life. We believe that our knee MAKOplasty application will make minimally invasive orthopedic procedures, like unicompartmental and bicompartmental knee resurfacing, a viable option for a greatly expanded pool of patients and physicians.

          The figure below illustrates a MAKOplasty knee resurfacing procedure.

          The MAKOplasty knee resurfacing procedure is performed by the surgeon using the surgical planning and execution software integrated into our patient specific visualization system. The figure below illustrates an actual MAKOplasty knee resurfacing procedure and the corresponding virtual representation in the patient specific visualization system.

The RESTORIS Family of Knee Implant Systems

          Knee MAKOplasty employs the knee implant system that is designed for insertion and cementation in a minimally invasive manner. Prior to the development and commercialization of the MAKO-branded, RESTORIS family of knee implant systems in late 2008, we provided our customers with off-the-shelf unicompartmental tibial inlay and tibial onlay implants from third-party suppliers. Currently, we offer the RESTORIS MCK multicompartmental knee implant system and the RESTORIS unicompartmental knee implant system for use with the RIO system and knee MAKOplasty application.

          The RESTORIS family of knee implant systems allows an orthopedic surgeon to treat early through mid-stage degenerative osteoarthritis of the knee with a modular implant system. We believe that modular components are key to the successful execution of minimally invasive knee surgeries because they can be more easily inserted into the knee joint through smaller incisions than a single, complete device. They can also be positioned independently to better accommodate the specific contours of the patient’s anatomy. Because of the technical design and programming, only the RESTORIS family of knee implant systems may be used effectively with our RIO systems. In addition, users of the RIO system are contractually required to purchase all implants and disposable products used in knee MAKOplasty procedures from us.

The RESTORIS MCK Multicompartmental Knee Implant System

          The RESTORIS MCK multicompartmental knee implant system offers an implant geometry to support the tissue and bone sparing goals of knee MAKOplasty. Free from the limitations of manual instrumentation, RESTORIS MCK is designed to accurately mimic human anatomy, providing better coverage of diseased compartments while requiring less bone removal and tissue trauma than with traditional treatments.

          The RESTORIS MCK system, depicted in the figures below, enables surgeons to treat patients suffering from osteoarthritis in any single compartment of the knee joint: the medial (inner), lateral (outer), or patellofemoral (sub-kneecap). The RESTORIS MCK system also enables bicompartmental treatment of the patellofemoral compartment in combination with the medial compartment. Utilizing a modular, bicompartmental system, a surgeon can use the pre- and intra-operative planning software in the RIO system to produce a patient specific implant plan, the result of which is the retention of a greater portion of the knee anatomy than patients treated with a total knee arthroplasty procedure. Surgeons are able to offer inlay and onlay implants medial configurations for both their unicompartmental and bicompartmental procedures. The product offering of the RESTORIS MCK multicompartmental knee implant system also features a patellofemoral component (under the kneecap), which is inset into the knee compartment between the medial and lateral (outer) compartments. Additionally, the surgeon has an array of patella “buttons” to affix to the back of the kneecap to replace the worn surface. In the second quarter of 2008, we received a 510(k) marketing clearance for our novel unicompartmental knee implant and a 510(k) marketing clearance for our patellofemoral knee implant, predecessor components of our proprietary RESTORIS MCK multicompartmental knee implant system. In the fourth quarter of 2008, we received 510(k) marketing clearance from the FDA for our RESTORIS MCK system. Our RESTORIS MCK onlay unicompartmental implant system was approved for CE Marking in April 2010 and our RESTORIS MCK onlay patellofemoral and bicompartmental implant systems were approved for CE Marking in January 2011.

RESTORIS MCK Unicondylar Onlay Implant	RESTORIS MCK Patellofemoral Implant and Patella Dome

RESTORIS MCK Unicondylar Onlay Implant Placement	RESTORIS MCK Patellofemoral Implant Placement	RESTORIS MCK Lateral Implant Placement

RESTORIS MCK Bicompartmental Implant	RESTORIS MCK Bicompartmental Implant Placement

The RESTORIS Unicompartmental Knee Implant System

          The RESTORIS unicompartmental knee implant system is designed to be used in knee MAKOplasty procedures for preserving critical tissue and bone to achieve improved outcomes. This RESTORIS system is composed of a rounded, anatomically shaped femoral component that attaches to the sculpted surface of the femur and either a flat tibial inlay polymer component that fits into a “pocket” that has been sculpted in the tibial bone or a tibial onlay insert and baseplate consisting of a flat polymer component that is backed by a metal support. Both the femoral and tibial components are offered in multiple sizes to best accommodate the size and shape of the patient’s knee.

          Patients with relatively good tibial bone quality, including a sufficiently thick and appropriately located bed of hardened sclerotic tibial bone, are generally candidates for our RESTORIS inlay knee implant system. The RESTORIS onlay knee implant system is designed to accommodate patients who lack tibia sclerotic bone beds of sufficient quality. The metal support is placed horizontally on a planar surface prepared on the tibia using the RIO system, supported by the tibial cortical rim, rather than fitted into a pocket of the tibia. Some surgeons also prefer to utilize the tibial cortical rim support in all cases. In the first quarter of 2006, we received 510(k) marketing clearance for our tibial inlay knee implant system, and in the fourth quarter of 2007, we received 510(k) marketing clearance for our tibial onlay knee implant system and on our combined inlay and onlay knee system, branded as RESTORIS. Our RESTORIS onlay unicompartmental knee implant system was approved for CE marking in January 2010.

Hip MAKOplasty Products

          We believe that the RIO system has the potential to add clinical and economic value in arthoplasty procedures in the hip joint, and we have directed resources to research and development activities in this area. In February 2010, we received 510(k) marketing clearance from the FDA for our hip MAKOplasty application and in October 2010, we initiated a multi-center orthopedic surgeon preference evaluation program for our hip MAKOplasty application, which is designed to solicit user feedback in advance of its full commercial release, currently expected in the second half of 2011.

Hip MAKOplasty Application

          Our hip MAKOplasty application utilizes the RIO system’s tactile, visual and auditory feedback to assist the surgeon in preparing the acetabulum (hip socket) for optimal placement of the acetabular cup implant. The hip application allows the surgeon to preoperatively plan the placement of the hip implants on a three dimensional image of a pre-operative CT scan. The RIO system’s robotic arm then assists the surgeon in preparing the bone accurately to the pre-operative surgical plan, as well as in the positioning of the hip implant, which we believe may potentially decrease the likelihood and severity of leg length discrepancy that may result from the current standard instrumented method of implant placement, which involves the use of mechanical jigs and visual alignment by the surgeon.

          We believe our hip MAKOplasty application has the potential to provide a surgeon with the same consistently reproducible precision, accuracy, and dexterity as our knee MAKOplasty application. In the same way that the cutting system of the RIO robotic arm allows for the precise resection of bone in the knee joint, we believe that surgeons will use the robotic arm to accurately prepare the patient’s acetabulum for the cup implant. Moreover, unlike in knee MAKOplasty, during the final insertion of the cup implant, the robotic arm assists the surgeon in positioning the cup at the orientation that was planned by the surgeon preoperatively. A recent study at Massachusetts General Hospital, which was presented at the 2010 Meetings of The Hip Society, found that fifty percent of the acetabular implant cups placed by the surgeons in the study using commonly used mechanical jigs were placed outside of the optimal zone for avoiding post-operative dislocation. We believe that our hip MAKOplasty application provides the surgeon with an accurate preoperative surgical plan, knowledge of the patient’s position on the operating room table and accurate implant sizing. This information allows the surgeon to seat the implants following the plan at a level of accuracy that we believe may result in optimal implant position to resist dislocation, which is extremely difficult to accomplish manually.

          The figure below illustrates a hip MAKOplasty procedure.

Hip Implant Systems

          As was the case with early knee MAKOplasty commercialization, we have entered into a license, and currently plan to enter into additional licenses, to distribute off-the-shelf hip implant systems from third-party suppliers for use with the RIO system and the hip MAKOplasty application upon its full commercial release. As further described below in “Research and Development” section below, we entered into a Strategic Alliance Agreement with Pipeline Biomedical Holdings, LLC in October 2010 to develop and supply potential future advanced implant technologies for use with our RIO system including the future development of a proprietary MAKO-branded, RESTORIS family of hip implant systems for use with the hip MAKOplasty application. Should we elect to commercialize such implant systems, we would seek the appropriate marketing clearance from the FDA and any other required regulatory approvals for such implant systems.

          The figure below is an example of implanted hip implant system:

Disposable Products

          The RIO system utilizes disposable products associated with our patient specific visualization system and cutting instruments and other items that require disposal after each use. Disposables are not only a potential source of recurring revenue, but also an opportunity to differentiate our product platform from those of less comprehensive solutions offered by competitors.

Other Potential Applications

          We believe that with further research and development, our robotic arm technology has the potential to serve as a platform technology with applications in other areas of the body and we are currently conducting initial research and development to test the viability of MAKOplasty outside of our current applications. Should we elect to commercialize additional potential applications of MAKOplasty outside of the knee and hip, we would seek the appropriate marketing clearance from the FDA and any other required regulatory approvals for such applications.

Sales and Marketing

          We continue to expand the size of our sales and marketing organization, which is primarily comprised of a direct sales force to sell RIO systems and to commercialize and market MAKOplasty in the U.S. and to a lesser extent, independent orthopedic product agents and distributors, who primarily generate RIO system sales leads for us. As of February 28, 2011, our sales and marketing group had a total of 110 employees, including 84 direct sales representatives, who are responsible for sales and marketing activity throughout the U.S and 2 global market and sales development employees, who are responsible for defining and executing our global commercialization strategy. We intend to continue to increase the number of sales and marketing personnel as we expand our business. We are currently developing a global market strategy and we believe that our entry into global markets may include the use of independent distributors to market, sell, and support our products.

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

          Our sales and marketing goals are to continue to drive capital equipment sales of the RIO system and generate recurring revenue through sales of implants, disposable products and service contracts. To achieve these goals, we must continue to promote adoption of MAKOplasty by leading surgeons and hospitals and build demand for the procedure among patients through the following sales and marketing strategy:

•

Target High Volume Orthopedic Facilities. Our sales representatives actively target hospitals with strong orthopedic reputations and significant joint replacement practices. We believe that adoption by such leading hospitals helps us to seed the market for MAKOplasty and provides the validation and visibility necessary for more widespread adoption.

•

Target Facilities with a Strong Strategic Commitment to Grow an Orthopedic Surgery Service Line. Our sales representatives actively target hospitals that have demonstrated a commitment to expand their orthopedic surgery service line. We believe that these hospitals will benefit from the growth in service associated with treating a large number of patients who, given only conventional surgical alternatives, would have delayed surgery or opted for no surgery at all, as well as attracting patients who seek an alternative to conventional surgical options.

•

Establish and Promote MAKOplasty Centers of Excellence. The MAKOplasty Center of Excellence is a joint marketing program that we promote in collaboration with participating hospitals to educate surgeons and patients regarding the benefits of MAKOplasty. As part of the program, hospitals agree to maintain and provide us with certain clinical and financial data that we use in support of our business case for the MAKOplasty solution. As of December 31, 2010, we had entered into 56 co-marketing agreements with hospitals to establish MAKOplasty Centers of Excellence.

•

Drive Patient Demand for MAKOplasty. During 2010, we continued our marketing efforts to directly educate patients on the benefits of MAKOplasty. We believe that patients are becoming increasingly more involved in the healthcare decision making process and have the potential to influence the adoption of new procedures such as MAKOplasty. Currently, our representatives primarily support hospitals participating in the MAKOplasty Center of Excellence program in their efforts to publicize the benefits of MAKOplasty and educate patients.

          The generation of recurring revenue through sales of our implants, disposable products and service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of the RIO system to generate recurring sales of implants and disposable products, and potentially increase the number of procedure applications available for the RIO system. We have designed our products so that our RIO system only works with our implant products and we contractually require purchasers of the RIO system to use only our implants in connection with providing MAKOplasty. We also offer a four-year service contract that provides maintenance and support services related to the RIO system beyond the basic warranty period.

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

          Our business is subject to quarterly seasonal fluctuations. Historically, our sales of RIO systems have tended to be heaviest during the third month of each fiscal quarter, with the heaviest quarter being the fourth fiscal quarter and the lightest quarters being the first and third fiscal quarters. In addition, historically, we have experienced lower procedure volume in the first and third fiscal quarters and higher procedure volume in the fourth fiscal quarter. We attribute these fluctuations to customary capital expenditure trends by hospitals and election of surgery dates by patients. No one customer accounted for more than ten percent of our total revenue for the years ended December 31, 2010 and 2009.

Research and Development

          Continued innovation through research and development is critical to our future success. Most of our research and development activity is performed internally. We have assembled an experienced team with recognized expertise in advanced robotics, software, instrumentation and orthopedic implants and we expect to continue to expand the size of our research and development team to support our ongoing research and development efforts. As of February 28, 2011, our research and development team, which is based at our headquarters in Fort Lauderdale, Florida, consisted of 75 employees.

          Our research and development efforts are currently focused on improvements to our current knee MAKOplasty and hip MAKOplasty applications, as well as improvements to the RIO system based on customer feedback. By continually researching improvements to our knee MAKOplasty solution and RIO system, we hope to refine the operating room experience for the surgeon and staff and identify new areas to enhance patient clinical outcomes. We are also conducting advanced research on new robotic platforms as well as early stage development on additional applications for the RIO system and corresponding implant systems for the knee, hip, and other major joints.

          In October 2010, we entered into a Strategic Alliance Agreement with Pipeline Biomedical Holdings, LLC, or Pipeline, to develop and supply potential future advanced implant technologies for use with our RIO system, including the development of a MAKO-branded RESTORIS family of hip implant systems for use with the hip MAKOplasty application. Upon execution of the Strategic Alliance Agreement on October 1, 2010, we issued and delivered to Pipeline 203,417 unregistered shares of our common stock as consideration for the rights granted to us under the Strategic Alliance Agreement. We have no further obligation to fund Pipeline’s research of implant technologies. The Strategic Alliance Agreement contains provisions under which Pipeline will supply us with implants developed under the Strategic Alliance Agreement.

          We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $15.0 million in 2010, $13.1 million in 2009, and $12.5 million in 2008. We expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products, including our hip MAKOplasty application and associated implant systems.

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

          Single source suppliers currently provide us with many of the major components of the RIO system. Our RESTORIS family of implant systems consists of implants that are custom made to our specifications by several outside manufacturers.

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

          By providing blanket purchase orders and entering into long-term contracts and pricing arrangements, we intend to develop and maintain buffer inventory levels at various points in our supply chain to minimize supply risk, which may result in increased excess inventory or obsolescence risk due to technological advancements of our products or change in demand for our products. In addition, we intend to achieve improvements in our manufacturing operations and in our cost of revenue by continuing to improve our procurement and third-party manufacturing processes. We have also continued to upgrade our management information systems and to implement enhanced quality assurance, inventory and cost controls to improve the efficiency of our manufacturing operations, maintain product quality, reduce our cost of sales and increase our profitability.

          Our operations and those of the third-party suppliers and manufacturers we use are subject to extensive regulation by the FDA under its Quality System Regulations, or QSR, as well as numerous post-market requirements. Our operations and those of third-party suppliers and manufacturers will also be subject to international regulatory requirements as we expand our operations or business overseas. Our facility is FDA registered and we believe is compliant with the FDA’s QSR. We have instituted a quality management system to evaluate and monitor compliance internally and by our third-party suppliers and manufacturers. Our facility and the facilities of the third-party suppliers and manufacturers we use are subject to periodic, announced and unannounced inspections by regulatory authorities, including the FDA and other governmental agencies. We were audited by the FDA in January 2009, during which we received certain inspectional observations. We have addressed the observations and submitted responses to the FDA on a voluntary basis. All inspectional observations were resolved and we received the establishment inspection report (EIR) from the FDA in August 2009. To date, our facilities have not been inspected by any other regulatory authorities.

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

          In February 2010, we completed the acquisition of substantially all of the intellectual property portfolio of Z-Kat. The terms of the asset purchase agreement between us and Z-Kat terminated our prior licenses with Z-Kat, including Z-Kat’s nonexclusive sublicense to our intellectual property portfolio, and transferred to us ownership rights to certain intellectual property assets for core technologies in CAS, haptics and robotics, including U.S. and foreign patents and patent applications, proprietary software and documentation, trade secrets and trademarks owned by Z-Kat, and certain contractual and other rights to licensed patents, patent applications and other intellectual property licensed to Z-Kat under licenses. We paid the purchase price in full at the time of closing by issuing 230,458 unregistered shares of our common stock to Z-Kat in a private placement. In connection with the acquisition, we also entered into a new sublicense agreement with Z-Kat pertaining to certain intellectual property for technologies in CAS licensed by Z-Kat. The new sublicense agreement was terminated by MAKO in December 2010. Certain of our rights under the asset purchase agreement remain subject to any prior license granted by Z-Kat, including the license from Z-Kat to Biomet Manufacturing Corp.

          As of February 28, 2011, we held twelve wholly owned granted U.S. patents, eighteen jointly owned granted U.S. patents, forty-six wholly owned pending U.S. patent applications, and three jointly owned pending U.S. patent applications. All of these patents and patent applications are either used in our current products or relate to core technologies used in our products, such as CAS, robotics, haptics and implants. The first of our currently granted patents was filed in March 2003 and may expire as late as March 2023, exclusive of any statutory extensions or reductions. As of February 28, 2011, we also held fourteen wholly owned granted foreign patents, seventy-four wholly owned foreign patent applications, and seven jointly owned foreign patent applications. We are also continuing to pursue additional U.S. and foreign patent applications on key inventions to enhance our intellectual property portfolio.

Patents and Patent Applications Licensed from Third Parties

          As of February 28, 2011, we had licensed rights to ninety-four U.S. and three foreign third-party granted patents, and we had licensed rights to thirty-seven U.S. and three foreign third-party pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as CAS, robotics, haptics and implants. We regard some of these patents and applications as material to our intellectual property portfolio because they deal with a core technology and potentially enable us to exclude others from practicing the claimed technology. We also have rights to additional third-party patents and intellectual property that relate to our core technologies, but are not currently used in our products. Of the licensed patents that we consider material, none will expire by the end of 2011. The last licensed patent may expire as late as 2030.

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

          In May 2009, we entered into a license agreement for patents relating to our RIO system, which we refer to as the robotic arm license. The robotic arm license requires minimum running royalties on sales of our RIO systems. The minimum running royalties are estimated to be approximately $1.0 million for the year ended December 31, 2010, and increase annually thereafter through 2013. The minimum running royalties for the year ended December 31, 2013 and for each subsequent year through the term of the agreement are estimated to be approximately $1.7 million annually.

          In August 2009, we entered into a research and development agreement with a third-party sensor company associated with the potential future development of intellectual property and technology related to sensing devices in orthopedics. The agreement required an initial payment of $50,000 and required future payments in the event that we decided to enter into a licensing and supply agreement with the third-party sensor company following the end of the research and development period. In August 2010, we exercised our option to enter into a non-exclusive license and supply agreement for an upfront payment of $250,000 and in October 2010, we exercised our option to enter into an exclusive license and supply agreement which required an upfront payment of $500,000 and a future payment of $250,000, which is anticipated to be paid in the first quarter of 2011.

          Effective as of January 2010, we entered into a research and license agreement associated with potential future products for use with our RIO system. The agreement required an upfront payment of $300,000 for research services upon the execution of the agreement and requires an additional $500,000 to be paid quarterly over two years beginning in January 2011. The payments for research services are being expensed as research and development expense on a straight-line basis from January 2010 through December 2012, the period in which research services are being performed under the agreement. The agreement also required a $200,000 upfront license payment upon execution of the agreement, running royalty payments of 3% on sales of products and processes covered under the Agreement and requires minimum royalty payments (inclusive of running royalty payments) not to exceed $250,000 over the term of agreement.

          As noted above, in February 2010, Z-Kat assigned to us certain CAS licenses previously licensed to Z-Kat and sublicensed to us. One of these assigned licenses pertains to the image guided surgery technology incorporated into our RIO system and requires running royalty payments of 2% on the components of the RIO system covered by the license. Each of the assigned licenses are terminable in our sole discretion.

          In addition to the agreements described above, we have entered into other license agreements with third parties from time to time related to our current product offerings and our research and development projects.

Competition

          Our success depends on convincing hospitals, surgeons and patients to utilize our robotic arm technology to treat osteoarthritic disease. We face competition from large, well-known companies that dominate the market for orthopedic products, principally Biomet, Inc., DePuy Orthopedics, Inc., a Johnson & Johnson company, Stryker Corporation, Zimmer Holdings, Inc., and Smith & Nephew, Inc. Each of these companies offers conventional instruments and implants for use in conventional total and partial knee replacement surgeries and total hip replacement surgeries, and some of these companies offer patient specific instrumentation and implants for use in conventional total and partial knee replacement surgeries, which may compete with our MAKOplasty solution and negatively impact sales of our RIO system. A number of these and other companies also offer CAS systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. In addition, Biomet has a license from us to intellectual property rights in computer assisted surgery, or CAS intellectual property, for use in the field of orthopedics. The license is non-exclusive with respect to use of CAS intellectual property in combination with robotics technology and exclusive with respect to all other uses within the field of orthopedics, which could enable them to compete with us.

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

          We also face competition from other medical device companies that may seek to extend robotics technology and minimally invasive approaches and products that they have developed for use in other parts of the human anatomy to arthroplasty. Even if these companies currently do not have an established presence in the field of orthopedics, they may attempt to apply their robotics technology to the field of orthopedics to compete directly with us.

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

          We believe that the principal competitive factors in our market include:

•	the safety and efficacy of the procedure and product offerings, as documented through published studies and other clinical reports;

•	product benefits, including the ability to offer orthopedic surgeons a complete solution for orthopedic procedures;

•	the cost of product offerings and the availability of product coverage and reimbursement from third-party payors, insurance companies and others parties;

•	the strength of acceptance and adoption by orthopedic surgeons and hospitals;

•	the ability to deliver new product offerings and enhanced technology to expand or improve upon existing applications through continued research and development;

•	the quality of training, services and clinical support provided to surgeons and hospitals;

•	the ability to provide proprietary products protected by strong intellectual property rights; and

•	the ability to offer products that are intuitive and easy to learn and use.

          Many of our competitors have significantly greater financial, human and other resources than we do, and have established relationships with healthcare professionals, customers and third-party payors. In addition, many of our competitors have established and more globally positioned sales networks, greater resources for product development, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that we cannot provide. Our products could also be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors. These competitive factors may negatively affect our ability to convince individuals to utilize our RIO system and implant products and result in our inability to acquire technology, products and businesses from third parties to develop our current and planned versions of the RIO system and related products.

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

510(k) Marketing Clearance Pathway

          To obtain 510(k) marketing clearance, we must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a legally marketed “predicate device” that is either in class I or class II, or to a class III device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. A Special 510(k) is an abbreviated 510(k) application which can be used to obtain clearance for certain types of device modification such as modifications that do not affect the intended use of the device or alter the device’s fundamental scientific technology. A Special 510(k) generally requires less information and data than a complete, or Traditional 510(k). In addition, a Special 510(k) application often takes a shorter period of time, which could be as short as 30 days, than a Traditional 510(k) marketing clearance application, which can be used for any type of 510(k) device. FDA’s 510(k) marketing clearance pathway usually takes from three to twelve months, but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. There is no guarantee that the FDA will grant 510(k) marketing clearance for our future products and failure to obtain necessary clearances for our future products would adversely affect our ability to grow our business. The FDA is currently considering proposals to reform its 510(k) marketing clearance process and such proposals could include increased requirements for clinical data and a longer review period. We cannot predict which of the 510(k) marketing clearance reforms currently being discussed and/or proposed might be enacted by the FDA and whether the FDA will propose additional modifications to the regulations governing medical devices in the future. Any such modification could have a material adverse effect on our ability to commercialize our products.

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

          Certain of our currently marketed products, such as our RIO system, are class II devices marketed pursuant to 510(k) marketing clearances. In January 2008, we obtained 510(k) marketing clearance from the FDA for version 1.2 of our TGS, the predecessor to our RIO system. We originally submitted a Special 510(k) application in September 2007, which the FDA subsequently indicated was converted to a Traditional 510(k) application. On November 1, 2007, the FDA provided us with a letter requesting additional information in which the FDA, among other things, asked us to justify our proposed use of the terms “haptic” and “robot” in the labeling of version 1.2 of our TGS. Through subsequent correspondence and communications, the FDA indicated that we needed to use the term “tactile” in lieu of “haptic” and the term “robotic arm” in lieu of “robot,” as appropriate, when these terms are used to market our products and in order to obtain timely clearance of our 510(k) submission. The FDA granted 510(k) marketing clearance for version 1.2 of our TGS with those terms. See Item 1A, Risk Factors, “Risks Related to Our Business — We are currently required by the FDA to refrain from using certain terms to label and market our products, which could harm our ability to market and commercialize our current and future products.”

          Version 1.3 of our TGS did not require submission of a 510(k) application. We received 510(k) marketing clearance from the FDA for the RIO system in the fourth quarter of 2008. Versions 2.1, 2.2, and 2.3 of the RIO System did not require submission of a 510(k) application.

          We received 510(k) marketing clearance from the FDA for an application that assists a surgeon in acetabular reaming during total hip arthroplasty, the predecessor application to our hip MAKOplasty application, in June 2009 for use with the TGS platform and in September 2009 for use with the RIO system. In February 2010, we received 510(k) marketing clearance for our hip MAKOplasty application, which assists a surgeon in performing all components of a total hip arthroplasty using the RIO system.

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

Post-Market Studies

          To date, none of our submissions to the FDA has required the submission of clinical data and all of our studies to date have been post-market studies. As of February 28, 2011, we have fifty-eight scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: eight studies are focused on quantifying the accuracy of MAKOplasty procedures; nine studies are focused on assessing basic clinical and radiographic outcomes; four studies are focused evaluating the functional and kinematic outcomes of patients; sixteen studies are focused on supporting implant design and product development; sixteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and five studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty. As of February 28, 2011, we have three published book chapters related to MAKOplasty and robotic surgery, eighteen published peer-reviewed manuscripts, seventy peer-reviewed abstracts at conferences, and sixteen completed whitepapers.

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

          We must also register with the FDA as a medical device manufacturer and must obtain all necessary state permits or licenses to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. We were audited by the FDA in January 2009, all inspectional observations were resolved, and we received the establishment inspection report (EIR) from the FDA in August 2009.

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

          In November 2008, the British Standards Institute, or BSI, our Notified Body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485 in all material respects. In December 2009, we received a major nonconformance in our annual assessment by BSI. We implemented corrective actions and in March 2010 the finding was officially closed by BSI. In December 2010, BSI conducted a full recertification audit of our quality management system and discovered no major nonconformances. BSI found us in compliance with the requirements of the Medical Devices Directive of the European Union and recommended continuation of our certification allowing us to apply the CE Mark to our products. We expect that BSI will continue to conduct annual audits to assess our compliance with BSI certification standards.

          The RIO System and our classic RESTORIS onlay unicompartmental knee implant system were approved for CE marking in December 2009 and January 2010, respectively. Our RESTORIS MCK onlay unicompartmental implant system was approved for CE marking in April 2010 and our RESTORIS MCK onlay patellofemoral and bicompartmental implant systems were approved for CE marking in January 2011.

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

          In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Health Care Reform Legislation. Significant measures contained in the Health Care Reform Legislation include initiatives to revise Medicare payment methodologies, initiatives to promote quality indicators in payment methodologies, initiatives related to the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, and annual reporting requirements related to payments to physicians and teaching hospitals. The Health Care Reform Legislation also includes new taxes impacting certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax will apply to our products. In addition to the Health Care Reform Legislation, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. The taxes imposed by the Health Care Reform Legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

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

          Medicare coverage for procedures using our technology currently exists in the hospital inpatient setting, which falls under Part A of the Medicare program. Under Medicare Part A, Medicare reimburses acute care hospitals a flat prospectively determined payment amount for beneficiaries receiving covered inpatient services in an acute care hospital. This method of payment is known as the prospective payment system, or PPS. Under PPS, the prospective payment for a patient’s stay in an acute care hospital is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as diagnosis related groups, or DRGs. CMS has implemented a revised version of the DRG system that uses Medicare Severity DRGs, or MS-DRGs, instead of the DRGs Medicare previously used. The MS-DRGs are intended to account more accurately for the patient’s severity of illness when assigning each patient’s stay to a payment classification. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is classified, regardless of the actual cost to the hospital of furnishing the procedures, items and services that the patient’s condition requires. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the specific costs incurred in purchasing medical devices. Rather, reimbursement for these costs is deemed to be included within the MS-DRG based payments made to hospitals for the services furnished to Medicare eligible inpatients in which the devices are utilized. For cases involving unusually high costs, a hospital may receive additional “outlier” payments above the pre-determined amount. In addition, there is a mechanism by which new technology services can apply to Medicare for additional payments above the pre-determined amount, although such requests have not been granted frequently.

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

          We believe that there are existing reimbursement codes that can be used for MAKOplasty procedures performed in the hospital inpatient setting. Procedures for hospital inpatient billing are referenced by international classifications of diseases, clinical modification, or Expert ICD-9-CM, volume 3 procedure codes. Knee arthroplasty is billed under the primary ICD-9-CM code 81.54 (“Total Knee Replacement”), which is assigned to

MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication or Comorbidity”) and the secondary ICD-9-CM code 17.41 (“Open Robotic Assisted Procedure”), which is used for tracking purposes only. Hip arthroplasty is billed under the primary ICD-9-CM code 81.51 (“Total Hip Arthroplasty”), which is commonly assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication or Comorbidity”) and the secondary ICD-9-CM code 17.41 (“Open Robotic Assisted Procedure”), which is used for tracking purposes only. We anticipate that Medicare will continue to reimburse hospitals under MS-DRGs 469 and 470 for MAKOplasty procedures, but CMS can revise MS-DRG assignments from year to year.

          In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services. The American Medical Association, or AMA, has developed a coding system known as the Current Procedural Terminology, or CPT, codes, which have been adopted by the Medicare program to describe and develop payment amounts for certain physician services. The Medicare physician fee schedule uses CPT codes (and other codes) as part of the determination of allowable payment amounts to physicians. In determining appropriate payment amounts for surgeons, CMS receives guidance from the AMA regarding the relative technical skill level, level of resources used, and complexity of a new surgical procedure. Generally, the FDA approval of a new product is necessary, but not necessarily sufficient, for the designation of a new procedure code for a new surgical procedure using that product. Codes are assigned by either the AMA (for CPT codes) or CMS (for Medicare specific codes) and new codes usually become effective on January 1st of each year. Physicians performing knee MAKOplasty procedures using our technology submit bills under CPT codes 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”), 27447 (“Arthoplasty, knee, condyle and plateau, medical and lateral with or without patella resurfacing”), and 27438 (“Arthoplasty, patella with prosthesis”). We cannot anticipate whether third-party payors will continue to reimburse physicians under these codes for services performed in connection with knee MAKOplasty procedures. Upon commercialization of our hip MAKOplasty application, we anticipate that physicians performing hip MAKOplasty procedures using our technology will submit bills under CPT codes 27130 (“Arthoplasty, acetabular and proximal femora prosthetic replacement (total hip arthroplasty), with or without autograft or allograft”) and 27132 (“Conversion of previous hip surgery to total hip arthroplasty, with or without autograft or allograft”). We cannot anticipate whether third-party payors will reimburse physicians under these codes for services performed in connection with hip MAKOplasty procedures.

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

Anti-Kickback Statutes and Federal False Claims Act

          The federal healthcare programs’ Anti-Kickback Statute prohibits persons from soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payments. The recently enacted Health Care Reform Legislation amended the intent requirement of the Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

          When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The recently enacted Health Care Reform Legislation provides that the government may assert that a claim resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been prosecuted under the False Claims Act in connection with alleged off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices for our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws.

          Additionally, several bills have been passed or are pending, at both the state and federal levels, that expand the anti-kickback laws to require, among other things, extensive tracking and maintenance of databases regarding relationships to physicians and healthcare providers. The recently enacted Health Care Reform Legislation imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, effective March 30, 2013. The implementation of the infrastructure to comply with these bills could be costly and any failure to provide the required information may result in civil monetary penalties.

          We believe our current consulting agreements with physicians represent legitimate compensation for needed documented services actually furnished to us. However, engagement of physician consultants by orthopedic medical device manufacturers has recently been subject to heightened scrutiny, and has resulted in four of the major orthopedic medical device implant manufacturers entering deferred prosecution agreements with the federal government and agreeing to pay substantial amounts to the federal government in settlement of Anti-Kickback Statute allegations, and all such companies submitting to supervision by a court appointed monitor throughout the term of the 18 month agreements. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the Anti-Kickback Statute or False Claims Act or any similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed or negative public perceptions resulting therefrom, could have a material adverse effect on our financial performance.

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

          In 2009, Congress passed the American Recovery and Reinvestment Act of 2009, or ARRA, which included sweeping changes to HIPAA, including an expansion of HIPAA’s privacy and security standards. ARRA includes the Health Information Technology for Economic and Clinical Health Act, or HITECH, which, among other things, made HIPAA’s privacy and security standards directly applicable to “business associates” of covered entities effective February 17, 2010. A business associate is a person or entity that performs certain functions or activities on behalf of a covered entity that involve the use or disclosure of protected health information in connection with recognized health care operations activities. We believe that we are neither a covered entity nor, as of February 17, 2010, a business associate of our hospital customers. As such, we believe that we are not directly subject to these HIPAA standards; however, there is no guarantee that the government will agree with our determination. If the government determines that we are a business associate, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of the privacy or security standards. For the purpose of avoiding risk associated with our exposure to individually identifiable health information, we have voluntarily adopted and trained our personnel on an internal policy addressing the fundamentals of HIPAA compliance. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us.

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

Anti-Bribery Laws

          Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the U.S. and abroad. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, or FCPA, and foreign laws such as the United Kingdom’s Bribery Act prohibiting corrupt payments to government officials. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires companies to maintain records that fairly and accurately reflect transactions and maintain internal accounting controls. In many countries, hospitals are government-owned and healthcare professionals employed by such hospitals, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. Additionally, recently enacted legislation increases the monetary reward available to whistleblowers, which may result in increased scrutiny and allegations of violations of these laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Employees

          As of February 28, 2011, we had 315 employees, 110 of whom were engaged in sales and marketing, 75 in research and development, 65 in assembly, manufacturing and service, 30 in regulatory, clinical affairs and quality activities and 35 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Corporate Information

          We were incorporated in Delaware in November 2004. Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol “MAKO”. Our principal executive offices are located at 2555 Davie Road, Fort Lauderdale, Florida 33317, and our telephone number is (954) 927-2044. From our Internet website, http://www.makosurgical.com, you may obtain additional information about us including:

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

          The purchase of a RIO system is discretionary and requires our customers to make significant initial commitments of capital and other resources. In addition, purchase of a RIO system requires a commitment to purchase exclusively from us other products and services, including our proprietary RESTORIS family of implant systems. Continuing weak economic conditions, or a reduction in healthcare technology spending even if economic conditions improve, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

Current credit and financial market conditions could delay or prevent our customers from obtaining financing to purchase or lease a RIO system, which would adversely affect our business, financial condition and results of operations.

          Due to the tightening of credit markets in the recent past and current concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases or leases of the RIO system. These delays may in some instances lead to our customers postponing the shipment and installation of previously ordered systems, cancelling their system orders, postponing their system installation or cancelling their agreements with us. An increase in delays and order cancellations of this nature could adversely affect our product sales and revenues and, therefore, harm our business and results of operations.

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

We may not have sufficient funding to complete the development and commercialization of our existing and future products and the weak worldwide economic conditions may hamper our efforts to raise additional capital to run our business.

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, continue our commercialization of the RIO system, the knee MAKOplasty application, and the RESTORIS MCK multicompartmental knee implant system, commence commercialization of future products, including the RIO-enabled hip application and associated implant systems, and continue to develop the corporate infrastructure required to sell and market our products and operate as a public company. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RESTORIS unicompartmental and RESTORIS MCK multicompartmental knee implant systems, knee application and our RIO system and the anticipated commercialization of future products, including our RIO-enabled hip application. Given the current weak economic conditions, we may be unable to obtain additional financing. As a result, we may be required to reduce the scope of, delay or eliminate some or all of our current and planned research, development and commercialization activities. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could materially harm our business and results of operations.

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

          Because of the numerous risks and uncertainties associated with the development of medical devices, such as future versions of the RIO system and the RESTORIS family of implant systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products and supporting our growth;

•	the costs and timing of regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	the rate of progress, cost, and success or failure of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the acquisition of businesses, products and technologies; and

•	general economic conditions and interest rates, including the current downturn.

Our reliance on third-party suppliers, including single source suppliers, for our implants and nearly all components of our RIO system could harm our ability to meet demand for our products in a timely and cost effective manner.

          We rely on third-party suppliers to manufacture and supply our implants and nearly all components used in our RIO system, other than software. We currently rely on a number of single source suppliers to provide us with many of the major components of the RIO system. We currently do not have long-term contracts with most of our suppliers. As a result, some of our suppliers are not required to provide us with any guaranteed minimum production levels, and we cannot assure you that we will be able to obtain sufficient quantities of key components in the future. In addition, our reliance on third-party suppliers involves a number of risks, including, among other things:

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

          If any of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products. If we are unable to satisfy commercial demand for the RIO system or the RESTORIS family of implant systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new or alternative components through a replacement supplier. Securing a replacement supplier could be difficult, especially for complex components such as motors, encoders, brakes and certain RIO system components that are manufactured in accordance with our custom specifications. The introduction of new or alternative components may require design changes to our system that are subject to FDA and other regulatory clearances or approvals. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products, suffer damage to our reputation and experience an adverse effect on our business and financial results.

We are an early-stage medical device company with a limited operating history and our business may not become profitable.

          We are an early-stage medical device company with a limited operating history. Our products with 510(k) marketing clearance from the FDA are versions 1.0, 1.2 and 1.3 of our TGS, versions 2.0, 2.1, 2.2, and 2.3 of our RIO system, our hip application, and inlay and onlay implant systems for use in unicompartmental and bicompartmental knee resurfacing procedures. The future success of our business depends on our ability to continue to develop and obtain regulatory clearances or approvals for innovative and commercially successful products in our field, which we may be unable to do in a timely manner, or at all. Our success and ability to generate revenue or be profitable also depends on our ability to establish our sales and marketing force, generate product sales and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of any significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for at least the next two or three years.

          We have sustained net losses in every fiscal year since our inception in 2004, including a net loss attributable to common stockholders of $38.7 million for the year ended December 31, 2010. As of December 31, 2010, we had total stockholders’ equity of $121.8 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development of our products and our business generally. We also expect that our general and administrative expenses will increase due to the planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees necessary to support our continued growth in operations. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

We rely on intellectual property that we license from others, and if we are unable to maintain these licenses or obtain additional licenses that we may need, our ability to compete will be harmed.

          We rely on intellectual property that we license or sublicense from others, including patented technology that is integral to our RIO system and RESTORIS family of implant systems. As of February 28, 2011, we had licensed rights to ninety-four U.S. and three foreign third-party granted patents, and we had licensed rights to thirty-seven U.S. and three foreign third-party pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as computer assisted surgery, or CAS, robotics, haptics and implants. We regard some of these patents and applications as material to our intellectual property portfolio because they deal with a core technology and potentially enable us to exclude others from practicing the claimed technology. Of the licensed patents that we consider material, none will expire by the end of 2011. Third parties may terminate a license in the event that we fail to make required payments or for other causes. In the event a third party terminates a license agreement, we cannot assure you that we could acquire another license to adequately replace the product, technology or method covered by the terminated license. If we fail to maintain our current licenses, our ability to compete in the orthopedic market will be harmed.

          In addition, as we enhance our current product offerings and develop new ones, including the RIO system and the RESTORIS family of implant systems, we may find it advisable or necessary to seek additional licenses from third parties who hold patents covering technology or methods used in these products. If we cannot obtain these additional licenses, we could be forced to design around those patents at additional cost or abandon the product altogether. As a result, our ability to grow our business and compete in the implant market may be harmed. See “Risks Related to Our Intellectual Property.”

We are currently required by the FDA to refrain from using certain terms to label and market our products, which could harm our ability to market and commercialize our current or future products.

          On September 28, 2007, we submitted a Special 510(k) application to the FDA for version 1.2 of our TGS which the FDA converted to a Traditional 510(k) application. On November 1, 2007, the FDA provided us with a letter requesting additional information in which the FDA, among other things, asked us to justify our proposed use of the terms “haptic” and “robot” in the labeling of version 1.2 of our TGS. Through subsequent correspondence and communications, the FDA indicated that we needed to use the term “tactile” in lieu of “haptic” and the term “robotic arm” in lieu of “robot,” as appropriate, when these terms are used to market our products. The FDA granted 510(k) marketing clearance in January 2008 for version 1.2 of our TGS with those terms. Because the FDA currently requires us to use the terms “tactile” or “robotic arm,” we revised the promotional and labeling materials for our existing products, including the RIO system, and may need to consider the use of modified language for our future products. As a result, our ability to market and commercialize our products and our growth may be harmed.

Modifications to our currently FDA cleared products or the introduction of new products may require new regulatory clearances or approvals or require us to recall or cease marketing our current products until clearances or approvals are obtained.

          In November 2005, we obtained 510(k) marketing clearance from the FDA for version 1.0 of our TGS for use with our FDA cleared tibial knee inlay implant system. We were not required to obtain premarket approval, or PMA. We were also not required to conduct any clinical trials in support of our application for 510(k) marketing clearance. Modifications to our products, however, may require new regulatory approvals or clearances or require us to recall or cease marketing the modified products until these clearances or approvals are obtained. Any modification to one of our 510(k) cleared products that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. Since obtaining 510(k) marketing clearance for version 1.0 of our TGS, we developed and commercially introduced several upgrades to our TGS that we believe did not require additional clearances or approvals. Our Special 510(k) application for version 1.2, which the FDA converted to a Traditional 510(k) application and cleared in January 2008, incorporated these upgrades. Since this 510(k) marketing clearance, we have made additional upgrades to the system (namely, version 1.3) that we believe were cleared under our most recent 510(k) marketing clearance and therefore did not require additional filings for clearance or approval. In the fourth quarter of 2008 we received 510(k) marketing clearance from the FDA for the RIO system and for the RESTORIS MCK multicompartmental knee implant system, which the RIO system is designed to support. Since obtaining 501(k) marketing clearance for the RIO system, we have made additional upgrades to the RIO system (namely, versions 2.1, 2.2, and 2.3) that we believe were cleared under our 510(k) marketing clearance for the RIO system and therefore did not require additional filings for clearance or approval. In the first quarter of 2010, we received 510(k) marketing clearance from the FDA for our RIO-enabled hip application. We may continue to make additional modifications in the future to the RIO system without seeking additional clearances or approvals if we believe such clearances or approvals are not necessary. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and stop marketing our products as modified, which could cause us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. Any of these actions would harm our operating results.

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

          We expect to derive most of our revenue from capital sales of our RIO system, future applications to the RIO system, including our RIO-enabled hip application, recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. Currently, the only line of products that has been commercially introduced and received 510(k) marketing clearance is versions 1.0 and 1.2 of our TGS, the off-the-shelf inlay and onlay knee implant systems for use in unicompartmental knee resurfacing procedures, versions 2.0, 2.1, 2.2, and 2.3 of the RIO system and our RESTORIS family of knee implant systems. Our future growth and success is dependent on the successful commercialization of the RIO system and related applications and the RESTORIS family of implant systems. If we are unable to achieve commercial acceptance of MAKOplasty or obtain regulatory clearances or approvals for future products, including products to treat other joints of the human body, our revenue would be adversely affected and we would not become profitable.

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

          We believe that patients, surgeons and hospitals will only accept MAKOplasty or purchase our products if they believe that MAKOplasty is a safe and effective procedure with advantages over competing products and conventional arthroplasty procedures. To date, we have collected only limited, short-term clinical data with which to assess MAKOplasty’s clinical value. As of December 31, 2010, 5,869 MAKOplasty procedures had been performed since commercial introduction in 2006. We have not collected, and are not aware that others have collected, any long-term clinical data regarding the clinical value of MAKOplasty. The results of short-term studies, such as our post-market studies, do not necessarily predict long-term clinical results. As of February 28, 2011, we have three published book chapters related to MAKOplasty and robotic surgery, eighteen published peer-reviewed manuscripts, seventy peer-reviewed abstracts at conferences, and sixteen completed whitepapers. We also have fifty-eight scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: eight studies are focused on quantifying the accuracy of MAKOplasty procedures; nine studies are focused on assessing basic clinical and radiographic outcomes; four studies are focused evaluating the functional and kinematic outcomes of patients; sixteen studies are focused on supporting implant design and product development; sixteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and five studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty. If longer-term or more extensive clinical studies that may be performed by us or others indicate that MAKOplasty is a less safe or less effective procedure than our current data suggest, patients may choose not to undergo, and surgeons may choose not to perform, MAKOplasty. Furthermore, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. The FDA could also rescind our marketing clearances if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects. See “Risks Related to Regulatory Compliance.” Surgeons may be slow to adopt our products if they perceive liability risks arising from the use of these new products. As a result, patients, surgeons and hospitals may not accept MAKOplasty or our products and we may fail to become profitable and may be subject to significant legal liability.

We have limited sales and marketing experience and capabilities, which could impair our ability to achieve profitability.

          We have limited experience as a company in the sales and marketing of our products. We may not be successful in marketing and selling our products in the U.S. and abroad through our direct sales force or with assistance from independent orthopedic product agents and distributors. Our sales and marketing organization is supported by clinical and technical representatives who provide training, clinical and technical support and other services to our customers before and during the surgery. As of February 28, 2011, we have 110 employees in our sales and marketing organization, which includes all clinical and technical representatives. To reach our revenue targets, we need to expand and strengthen our U.S. direct sales force and, over time, our foreign sales channels. Developing a sales and marketing organization is expensive and time consuming and an inability to develop such an organization in a timely manner could delay the successful adoption of our products. Additionally, any sales and marketing organization that we develop may be competing against the experienced and well funded sales and marketing organizations of some of our competitors. We will face significant challenges and risks in developing our sales and marketing organization, including, among others:

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

          We also face competition from other medical device companies that may seek to extend robotics technology and minimally invasive approaches and products that they have developed for use in other parts of the human anatomy to arthroplasty. Even if these companies currently do not have an established presence in the field of orthopedics, they may attempt to apply their robotics technology to the field of orthopedics to compete directly with us.

          MAKOplasty requires the use of new robotics technology, and we face competition from large, well known companies that dominate the market for orthopedic products, principally Biomet, Inc., DePuy Orthopedics, Inc., a Johnson & Johnson company, Stryker Corporation, Zimmer Holdings, Inc., and Smith & Nephew, Inc. Each of these companies offers conventional instruments and implants for use in conventional total and partial knee replacement surgeries and total hip replacement surgeries, and some of these companies offer patient specific instrumentation and implants for use in conventional total and partial knee replacement surgeries, which may compete with our MAKOplasty solution and negatively impact sales of our robotic arm technology. A number of these and other companies also offer CAS systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. In addition, Biomet has licenses from Z-Kat and us to intellectual property rights in CAS intellectual property for use in the field of orthopedics. The license is non-exclusive with respect to use of CAS intellectual property in combination with robotics technology and exclusive with respect to all other uses within the field of orthopedics, which could enable them to compete with us.

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

          We also may face competition from other medical device companies that may seek to extend robotics technology and minimally invasive approaches and products that they have developed for use in other parts of the human anatomy to orthopedics. Even if these other companies currently do not have an established presence in the field of orthopedics, they may attempt to apply their robotics technology to the field of orthopedics to compete directly with us.

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

          The success of our business is dependent on our ability, either alone or with the assistance of others, to develop new products, to introduce enhancements to our existing products and to develop these new products and enhancements within targeted time frames and budgets to meet customer expectations and requirements. For certain products we have in the past and may in the future utilize a surgeon preference evaluation process prior to full commercial release. The actual timing of these product releases can vary dramatically compared to our estimates for reasons that may or may not be within our control, including clearance or approval by the FDA to market future products and unfavorable clinical results or customer feedback prior to full commercial release through a surgeon preference evaluation process. Customers may forego purchases of our existing products and purchase our competitors’ products as a result of delays in the introduction of our new products and enhancements or failure by us to offer valuable and innovative products or enhancements at competitive prices and in a timely manner. Announcements of new products by us or by competitors may also result in a delay in or cancellation of purchasing decisions in anticipation of such new products. Any such losses of new customers would harm our business and financial results.

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

          A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons and hospital staff to properly perform MAKOplasty. As of December 31, 2010, we had trained 324 surgeons on the use of the RIO system to perform MAKOplasty. We rely on surgeons and hospital staff to devote adequate time to learn to use our products. Convincing surgeons and hospital staff to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot assure you we will be successful in these efforts. If surgeons or hospital staff are not properly trained, they may misuse or ineffectively use our products. If nurses or other members of the hospital staff are not adequately trained to assist in using our RIO system, surgeons may be unable to use our products. Insufficient training may result in reduced system use, unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

We will likely continue to experience extended and variable sales cycles, which together with the unit price of the RIO system, could cause significant variability in our results of operations for any given quarter.

          Our RIO system has a lengthy sales cycle because it is a major piece of capital equipment, the purchase of which will generally require the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. As a result, a relatively small number of units are installed each quarter. Based on our limited experience, we estimate that the sales cycle of the RIO system will continue to take between seven and eighteen months from the point of initial identification and contact with a qualified surgeon until closing of the purchase with the hospital. A limited number of sales of RIO systems may also be contingent on the completion of a customer acceptance period, during which the customer may return the RIO system to us subject to a penalty. Although we believe that training can be accomplished in a relatively short period of time, there may be situations where training of physicians and staff may last an additional month or more after installation. In addition, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the capital products. Because of the lengthy sales cycle, the unit price of the RIO system and the relatively small number of systems installed each quarter, each installation of a RIO system can represent a significant component of our revenue for a particular quarter, particularly in the near term and during any other periods in which our sales volume is relatively low.

          Certain factors that may contribute to variability in our operating results may include:

•	timing and level of expenditures associated with new product development activities;

•	delays in shipment due, for example, to cancellations by customers, natural disasters or labor disturbances;

•	delays or unexpected difficulties in the manufacturing processes of our suppliers or in our assembly process;

•	timing of the announcement, introduction and delivery of new products or product upgrades by us and by our competitors;

•	the wide range of product utilization among our relatively small customer base;

•	timing and level of expenditures associated with expansion of sales and marketing activities and our overall operations;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services; and

•	changes in third-party coverage and reimbursement, changes in government regulation, or a change in a customer’s financial condition or ability to obtain financing.

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

          Sales of the our RIO system generally include a warranty and maintenance obligation for services for a period of approximately twelve months from the date the RIO system is installed at a customer’s facility. We also provide technical and other services to customers beyond the warranty period pursuant to a supplemental service plan sold with each system. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional expenditures for parts and service. In addition, our reputation could be damaged and our products may not achieve market acceptance.

We have been and anticipate continuing to be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention and harm our business.

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

          We may, from time to time, elect to initiate a product action concerning one or more of our products for the purpose of improving device performance. If any of our products are defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may voluntarily or involuntarily undertake a product action to remove, repair, or replace the product at our expense and, in some circumstances, to notify regulatory authorities of such product action pursuant to a product recall. We are required to submit a Medical Device Reporting, or MDR, report to the FDA for any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

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

          The medical device industry has historically been subject to extensive litigation over product liability claims. We have been, and anticipate that as part of our ordinary course of business we will continue to be, subject to product liability claims alleging defects in the design, manufacture or labeling of our products. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

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

If hospitals, surgeons and other healthcare providers are unable to obtain coverage or reimbursement from third-party payors for MAKOplasty procedures, hospitals may not purchase the RIO system and surgeons may not perform MAKOplasty, which would harm our business and financial results.

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

          Medicare pays acute care hospitals a prospectively determined amount for inpatient operating costs under the Medicare hospital inpatient prospective payment system, or PPS. Under the Medicare hospital inpatient PPS, the prospective payment for a patient’s stay in an acute care hospital is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as diagnosis related groups, or DRGs. CMS implemented a revised version of the DRG system that uses Medicare Severity DRGs, or MS-DRGs, instead of the DRGs Medicare previously used. The MS-DRGs are intended to account more accurately for the patient’s severity of illness when assigning each patient’s stay to a payment classification. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is assigned, regardless of the actual cost to the hospital of furnishing the procedures, items and services provided. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the specific costs incurred in purchasing medical devices. Rather, reimbursement for these costs is deemed to be included within the MS-DRG based payments made to hospitals for the services furnished to Medicare eligible inpatients in which the devices are utilized. Accordingly, a hospital must absorb the cost of our products as part of the payment it receives for the procedure in which the device is used. In addition, physicians that perform procedures in hospitals are paid a set amount by Medicare for performing such services under the Medicare physician fee schedule. Medicare payment rates for both systems are established annually.

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

          There also can be no assurance that current levels of reimbursement will not be decreased or eliminated in the future, or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our products or our ability to sell products on a profitable basis. Our customers are currently using existing reimbursement codes for knee arthroplasty. Knee arthroplasty performed in the hospital inpatient setting is currently assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Major Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication of Comorbidity”), and surgeons currently bill Current Procedural Terminology, or CPT, code 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”), code 27447 (“Arthroplasty, knee condyle and plateau, medial and lateral with or without patella resurfacing”), and code 27438 (“Arthoplasty, patella with prosthesis”), for services performed in connection with knee MAKOplasty procedures using our technology. Our customers also have available Ambulatory Payment Classifications, or APC, code 0425 and CPT code 27446 for unicompartmental arthroplasty, APC code 0048 and CPT code 27438 for patellofemoral procedures, and CPT code 73700 (“CT lower extremity without contrast”) for imaging services related to knee MAKOplasty. If unicompartmental and bicompartmental knee resurfacing procedures gain market acceptance and the number of such procedures increases, CMS and other payors may establish billing codes for unicompartmental and bicompartmental knee resurfacing procedures that provide for a smaller reimbursement amount than knee arthroplasty, which could adversely affect our financial results and business.

          Upon commercialization of our hip MAKOplasty application, we anticipate that our customers will use existing reimbursement codes for hip arthroplasty. Hip arthroplasty performed in the hospital inpatient setting is currently assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Major Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication of Comorbidity”), and we anticipate that surgeons will bill Current Procedural Terminology, or CPT, codes 27130 (“Arthoplasty, acetabular and proximal femora prosthetic replacement (total hip arthroplasty), with or without autograft or allograft”) and 27132 (“Conversion of previous hip surgery to total hip arthroplasty, with or without autograft or allograft”), for services performed in connection with hip MAKOplasty procedures using our technology. We anticipate that our customers also will have available CPT codes 73700 (“CT lower extremity without contrast”) and 72192 (“CT pelvis without contrast material”) for imaging services related to hip MAKOplasty. If CMS and other payors do not reimburse physicians under these codes for services performed in connection with hip MAKOplasty procedures, our financial results and business could be adversely affected.

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

          In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act and the Health Care, as amended by the Education Affordability Reconciliation Act, or the Health Care Reform Legislation. This legislation includes new taxes impacting certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax will apply to our products. Other significant measures contained in the Health Care Reform Legislation include initiatives to revise Medicare payment methodologies, initiatives to promote quality indicators in payment methodologies, initiatives related to the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, and annual reporting requirements related to payments to physicians and teaching hospitals. The Health Care Reform Legislation also includes significant new fraud and abuse measures, lowering the government’s thresholds to find violations and increasing potential penalties for such violations.

          In addition to the Health Care Reform Legislation discussed above, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. The taxes imposed by the new Health Care Reform Legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

We depend on key employees, and if we fail to attract and retain employees with the expertise required for our business, we cannot grow or achieve profitability.

          We are highly dependent on members of our senior management, in particular Maurice R. Ferré, M.D., our President, Chief Executive Officer and Chairman of the Board. Our future success will depend in part on our ability to retain these key employees and to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing. Competition for qualified personnel in the medical device industry is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of restricted stock and stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel.

          We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel other than Dr. Ferré. Although we have obtained key man insurance covering Dr. Ferré in the amount of $2,000,000, this would not fully compensate us for the loss of Dr. Ferré’s services. Dr Ferré may terminate his employment at will at any time with 30 days’ notice. Each of the other members of our senior management may terminate his or her employment at will at any time with 60 days’ notice. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could harm our business.

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

          We have begun to pursue international markets for the sale of our products and we anticipate being exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing economic conditions in foreign countries. In addition, because international sales would most likely be denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	approval of product submissions with healthcare systems outside the United States;

•	gathering the clinical data that may be required for product submissions with healthcare systems outside the United States;

•	export restrictions and controls and other government regulation relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressures that we may experience internationally;

•	compliance with existing and changing U.S. foreign regulatory laws and requirements, including the federal Foreign Corrupt Practices Act;

•	foreign laws and business practices favoring local companies;

•	longer payment cycles;

•	shipping delays;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

          Our exposure to each of these risks may increase our costs, impair our ability to market and sell our products and require significant management attention, resulting in harm to our business and financial results.

Our operations are vulnerable to interruption or loss due to hurricanes, storm, fire, terrorist attacks, failure or breach of our computer systems or information technology, or other events beyond our control, which could adversely affect our business.

          We currently conduct all of our management activities, most of our research and development activities and assemble many of our products at a single location in Fort Lauderdale, Florida. We have taken various precautions to safeguard our facilities, such as obtaining insurance, installing hurricane shutters, establishing health and safety protocols and securing off-site storage of computer data. However, a casualty due to a hurricane, storm or other natural disasters, a fire, terrorist attack, or other unanticipated problems at this location or any of our third-party contracted facilities could cause substantial delays in our operations, delay or prevent assembly of our RIO systems and shipment of our implants, damage or destroy our equipment and inventory, and cause us to incur substantial expenses. Furthermore, we are dependent upon our computer systems and information technology and any failure, interruption, or security breach, such as a computer virus or unauthorized access, of such computer systems or information technology could cause substantial delays in our operations, interrupt our business, and result in a loss of data. Our insurance does not cover losses caused by certain events such as floods or other activities and may not be adequate to cover our losses in any particular case. Any damage, loss or delay could seriously harm our business and have an adverse effect on our financial results.

Certain of our directors, executive officers and key employees have an interest in Z-Kat that could pose potential conflicts of interest, which could harm our business.

          Prior to February 2010, we licensed or sublicensed intellectual property from Z-Kat and entered into various licensing and related arrangements with Z-Kat. In February 2010, we terminated our prior licenses with Z-Kat, including Z-Kat’s nonexclusive sublicense to our intellectual property portfolio, and entered into an asset purchase agreement with Z-Kat pursuant to which we obtained ownership rights to certain intellectual property assets owned by Z-Kat, and certain intellectual property licensed to Z-Kat. We also entered into a new license agreement with Z-Kat, since terminated, pursuant to which we obtained an exclusive sublicense to certain intellectual property for technologies in CAS and robotics in the medical field. We believe that certain of our directors, executive officers and key employees hold equity or contract interests in Z-Kat. Accordingly, each of these individuals may face continuing potential conflicts of interest regarding these transactions as a result of their interests in Z-Kat. Dr. Ferré may face additional conflicts of interest regarding these transactions if he serves on the board of directors of Z-Kat. To address these potential conflicts of interest, we have adopted a Related Person Transaction Policy. In addition, the audit committee of our board of directors, under the terms of its charter, must review and approve all related person transactions. We cannot, however, assure you that any conflicts will be resolved in our favor, and as a result, our business could be harmed.

Changes to, and interpretations of, financial accounting standards may affect our reported results of operations.

          A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing standards or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We use estimates, make judgments and apply certain methods in measuring the progress of our business, in determining our financial results and in applying our accounting policies. As these estimates, judgments, and methods change, our assessment of the progress of our business and our results of operations could vary.

          Generally accepted accounting principles and accompanying accounting pronouncements, interpretations, and practices for many areas of our business are very complex and involve significant and sometimes subjective judgments. The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. For example, changes to our standard terms for sales of our products or new product or service introductions could lead to changes in the application of our accounting policies. Changes in any of our assumptions may adversely affect our reported financial results.

Risks Related to Our Intellectual Property

If we, or the third parties from whom we license intellectual property, are unable to secure and maintain patent or other intellectual property protection for the intellectual property contained in our products, our ability to compete will be harmed.

          Our commercial success depends, in part, on obtaining and maintaining patent and other intellectual property protection for the technologies contained in our products. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. Our patent position is uncertain and complex, in part, because of our dependence on intellectual property that we license from others. If we, or the third parties from whom we license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property contained in our products, or if any protection is reduced or eliminated, others could use the intellectual property contained in our products, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not provide us with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that we own or have rights to.

          United States patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination and opposition proceedings may be costly and time consuming, and we, or the third parties from whom we license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our ability to develop additional patentable technology is also uncertain.

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

          Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third-party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other third parties, including third parties from whom we license intellectual property, may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for CAS and robotics assisted implant systems grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we or third parties from whom we license intellectual property may determine that it is in our best interests or their best interests to voluntarily challenge a third party’s products or patents in litigation or other proceedings, including patent interferences or reexaminations. As a result, we may become involved in unwanted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

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

          In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either premarket clearance under Section 510(k) of the FDCA, or approval of a PMA from the FDA, unless an exemption applies. In the 510(k) marketing clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) marketing clearance process usually takes from three to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) marketing clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. The FDA is currently considering proposals to reform its 510(k) marketing clearance process and such proposals could include increased requirements for clinical data and a longer review period. We cannot predict which of the 510(k) marketing clearance reforms currently being discussed and/or proposed might be enacted by the FDA and whether the FDA will propose additional modifications to the regulations governing medical devices in the future. Any such modification could have a material adverse effect on our ability to commercialize our products.

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

          To be able to market and sell our products in most other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

          As we modify existing products or develop new products in the future, including new instruments, we apply for permission to affix to such products a European Union CE mark, which is a legal requirement for medical devices intended for sale in the European Union. In addition, we will be subject to annual regulatory audits in order to maintain those CE mark permissions. In November 2008, the British Standards Institute, or BSI, an independent global notified body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485 in all material respects. As a result of the change in classification of orthopedic implants in the European Union, we have updated our ISO certifications to include class III devices, such as orthopedic implants. In December 2009, we received a major nonconformance in our annual assessment by BSI. We implemented corrective actions and in March 2010 the finding was officially closed by BSI. In December 2010, BSI conducted a full recertification audit of our quality management system and discovered no major nonconformances. BSI found us in compliance with the requirements of the Medical Devices Directive of the European Union and recommended continuation of our certification allowing us to apply the CE Mark to our products. BSI will continue to conduct annual audits to assess our compliance with BSI certification standards. In connection with achieving CE marking, which is a legal requirement for medical devices intended for sale in the European Union, we have also submitted design dossiers to BSI for the purpose of review and approval. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union or other areas of the world that require CE approval of medical devices.

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

          We and some of our third-party manufacturers and suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products overseas. The FDA enforces the QSR through periodic inspections of manufacturing facilities. In January 2009, the FDA conducted its first audit of our facility, during which we received certain inspectional observations. We have addressed the observations and submitted a response to the FDA on a voluntary basis. All inspectional observations were resolved and we received a copy of the establishment inspection report (EIR) and a cover letter from the FDA in August 2009. To date, our facilities have not been inspected by any other regulatory authorities. We anticipate that we and certain of our third-party manufacturers and suppliers will be subject to inspections by regulatory authorities in the future. If our facilities or those of our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions:

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

          Manufacturers may, on their own initiative, initiate a product action, including a non-reportable market withdrawal or a reportable product recall, for the purpose of correcting a material deficiency, improving device performance, or other reasons. Additionally, the FDA and similar foreign governmental authorities have the authority to require an involuntary recall of commercialized products in the event of material deficiencies or defects in design, or manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Product actions involving any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. During the year ended December 31, 2010, we initiated one product action, which was reportable to the FDA pursuant to the correction / removal guidelines, related to a defect in the RIO’s camera systems. In November 2010, Northern Digital Inc., or NDI, the supplier of our camera systems, notified us of a defect in the camera systems. We isolated the affected camera systems and reported the product action to FDA in December 2010. During 2010, we closed a reportable recall which was initiated in 2009. This reportable recall was associated with a fiber optic cable used to connect the robotic arm to the camera stand and was communicated to the FDA in July 2009. We internally closed the action in November 2009 and received a closure notification from the FDA on May 18, 2010. In January 2011, we initiated a voluntary field corrective action concerning a software error discovered during product surveillance. Under certain circumstances, the error value calculated by the RIO system, designed for safety and accuracy of the MAKOplasty procedure, could be incorrect. This incorrect error value could lead to a possible incorrect interpretation of the registration accuracy of the RIO system, which could then result in bone resection that is not consistent with the preoperative surgical plan. We released a software update in February 2011 designed to correct this error.

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

          Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA. However, physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements or actions that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

We may be subject to fine, penalties, or licensure requirements, or legal liability, if it is determined that our MAKOplasty Specialists are practicing medicine without a license.

          State laws prohibit the practice of medicine without a license. Our MAKOplasty Specialists provide pre-operative and intra-operative clinical and technical support to our customers, including assistance setting up the equipment, participation in the pre-operative planning process, and facilitation of the surgeon’s use of the RIO system during surgery. We do not believe that our MAKOplasty Specialists are engaged in the practice of medicine, but rather are assisting our customers in the safe and proper usage of our equipment and products. Nevertheless, a governmental authority or individual actor could allege the activities of our MAKOplasty Specialists to constitute the practice of medicine. A state may seek to have us discontinue the services provided by our MAKOplasty Specialists or subject us to fine, penalties or licensure requirements. Any determination that our MAKOplasty Specialists are practicing medicine without a license may result in significant liability to us.

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

          Without limiting the generality of the foregoing, Congress has enacted, and the President signed into law, the Food and Drug Administration Amendments Act of 2007, or the Amendments. This law requires, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly. In addition, the Amendments will require us to, among other things, pay annual establishment registration fees to the FDA for each of our FDA registered facilities and certify to the clinical trial reporting provisions contained in the Amendments.

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

          Additionally, several bills have been passed or are pending, at both the state and federal levels, that expand the anti-kickback laws to require, among other things, extensive tracking and maintenance of databases regarding relationships to physicians and healthcare providers. The recently enacted Health Care Reform Legislation imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, effective March 30, 2013. The implementation of the infrastructure to comply with these bills could be costly and any failure to provide the required information may result in civil monetary penalties.

          While we do not believe that the provisions of HITECH which make HIPAA’s privacy and security standards directly applicable to business associates of covered entities apply to us since we do not believe that we are a business associate, there is no guarantee that the government will agree with our determination that we are not a business associate. If the government determines that we are a business associate, compliance with the provisions of HITECH could be costly, and we could be subject to enforcement measures, including civil and criminal penalties and fines.

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

          If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including the Foreign Corrupt Practices Act, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the surgeons or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2. PROPERTIES

          We lease approximately 68,000 square feet of office and warehouse space in Fort Lauderdale, Florida, which is used as our headquarters and for the assembly of our products. Our lease expires on March 31, 2021. Thereafter, we have the right to renew our lease for two five-year terms upon prior written notice and the fulfillment of certain conditions. We believe that this facility is adequate to meet our needs through at least 2016, but additional space may be required in the future to accommodate our anticipated growth.

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

          The following table sets forth the range of the high and low intraday prices for the period of January 1, 2009 through December 31, 2010 as reported by The NASDAQ Global Market.

	2010		2009
	High	Low	High	Low
First Quarter	$14.38	$10.90	$9.18	$6.18
Second Quarter	$14.90	$11.77	$9.74	$6.59
Third Quarter	$12.65	$9.45	$10.00	$6.86
Fourth Quarter	$15.73	$9.28	$11.65	$8.47

          Our stock transfer records indicated that as of February 28, 2011, there were approximately 49 holders of record of our common stock.

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

Equity Compensation Plan Information

          The following table summarizes our equity compensation plans as of December 31, 2010.

Plan Category	(a) Number of Shares of Our Common Stock to be Issued Upon Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Shares of Our Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Exceeding Securities Reflected in Col (a))
Equity compensation plans approved by our security holders	4,405,000	(1)	$8.35	671,000	(2)
Equity compensation plans not approved by our security holders	15,000	(3)	$12.10	0
TOTAL	4,420,000	(1)	$8.36	671,000	(2)

(1) This number includes shares of our common stock to be issued upon exercise of outstanding options under our 2004 Stock Incentive Plan and our 2008 Omnibus Incentive Plan. No further awards will be made under the 2004 Stock Incentive Plan.

(2) This number includes 467,000 shares available for future issuance under our 2008 Employee Stock Purchase Plan. The 2008 Omnibus Incentive Plan contains an evergreen provision whereby the authorized shares increase on January 1 of each year in an amount equal to the least of (i) 2,500,000 shares, (ii) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year, and (iii) a number of shares determined by the Company’s board of directors that is less than (i) and (ii).

(3) On July 6, 2010, we entered into an agreement for the provision of certain consulting services to us in consideration for cash compensation and a non-qualified stock option to purchase 15,000 shares of our common stock. This stock option has an exercise price of $12.10, which was the closing price per share of our common stock on July 6, 2010, the grant date, and vests and becomes exercisable ratably quarterly over one year starting on the grant date.

Unregistered Sales of Equity Securities

          On October 1, 2010, we entered into a strategic alliance agreement with Pipeline Biomedical Holdings, LLC, or Pipeline, to develop and supply potential future advanced implant technologies for use with our RIO system in consideration for 203,417 shares of our common stock. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Uses of Proceeds from Sale of Registered Securities

          Not applicable.

Issuer Purchases of Equity Securities

          Not applicable.

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

COMPARISON OF 34-MONTH CUMULATIVE TOTAL RETURN
Among
MAKO Surgical Corp.
The NASDAQ Composite Index
and
The NASDAQ Medical Equipment Index

	2/14/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
MAKO Surgical Corp.	$100.00	$97.93	$79.74	$78.98	$72.77	$84.10	$98.26	$95.42	$120.92
NASDAQ Composite	$100.00	$97.71	$98.30	$89.27	$67.61	$65.53	$78.67	$90.99	$ 97.28
NASDAQ Medical Equipment	$100.00	$93.88	$90.03	$87.10	$59.87	$52.40	$68.08	$83.64	$ 87.31

	3/31/2010	6/30/2010	9/30/2010	12/31/2010
MAKO Surgical Corp.	$146.84	$135.62	$104.36	$165.80
NASDAQ Composite	$102.80	$ 90.43	$101.55	$113.73
NASDAQ Medical Equipment	$ 97.28	$ 89.60	$ 90.78	$ 93.11

ITEM 6.	SELECTED FINANCIAL DATA

          The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8.

(in thousands, except per share data)	Years Ended December 31,

	2010	2009	2008	2007	2006
Statements of Operations Data
Revenue	$44,296	$34,208	$2,944	$771	$63
Cost of revenue	18,173	21,454	3,312	583	77
Gross profit (loss)	26,123	12,754	(368)	188	(14)
Operating costs and expenses:
Selling, general and administrative	47,041	32,072	23,292	12,042	5,023
Research and development	14,975	13,127	12,472	8,269	5,192
Depreciation and amortization	3,043	1,951	1,828	1,297	644
Total operating costs and expenses	65,059	47,150	37,592	21,608	10,859
Loss from operations	(38,936)	(34,396)	(37,960)	(21,420)	(10,873)
Net loss	$(38,687)	$(34,023)	$(37,082)	$(20,658)	$(10,617)
Net loss attributable to common stockholders	$(38,687)	$(34,023)	$(37,647)	$(24,318)	$(12,493)
Net loss per share – Basic and diluted attributable to common stockholders (1)	$(1.13)	$(1.22)	$(2.20)	$(14.75)	$(8.03)
Weighted average common shares outstanding – Basic and diluted (2)	34,349	27,806	17,096	1,649	1,555

(in thousands)	As of December 31,

	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$27,108	$17,159	$62,547	$9,615	$2,108
Short-term investments	46,401	44,686	1,077	3,084	1,400
Long-term investments	23,283	9,368	―	―	―
Total assets	137,079	99,103	86,533	29,190	12,754
Long-term debt, net of current portion	―	―	―	―	―
Redeemable convertible preferred stock	―	―	―	59,487	25,911
Accumulated deficit	(152,882)	(114,195)	(80,172)	(42,843)	(19,366)
Total stockholders’ equity (deficit)	121,771	90,794	66,514	(42,837)	(19,437)

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

Overview

          We are an emerging medical device company that markets our advanced robotic arm solution and orthopedic implants for orthopedic procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific osteoarthritic disease. In February 2008, our common stock began trading on The NASDAQ Global Market under the ticker symbol “MAKO” in connection with the closing of our initial public offering.

          We have incurred net losses in each year since our inception and, as of December 31, 2010, we had an accumulated deficit of $152.9 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products, including our hip MAKOplasty application and associated implant systems.

          Recent key milestones in the development of our business include the following:

• During the year ended December 31, 2010, we sold 33 RIO systems, including two to international distributors, increasing our commercial installed base to 67 RIO systems.

• During the year ended December 31, 2010, a total of 3,485 MAKOplasty procedures were performed, representing a 118% increase over the same period in 2009.

          •  In February 2010, we received 510(k) marketing clearance from the FDA for our hip MAKOplasty application, which assists a surgeon in performing all components of a total hip arthroplasty using the RIO system. We believe this represents achievement of a necessary milestone towards what we anticipate will be our continuing development and future commercialization of a hip MAKOplasty application.

          •  The RIO System and our classic RESTORIS onlay unicompartmental knee implant system were approved for European Union CE marking in December 2009 and January 2010, respectively, which is a legal requirement for medical devices intended for sale in Europe. Our RESTORIS MCK onlay unicompartmental implant system was approved for CE marking in April 2010 and our RESTORIS MCK onlay patellofemoral and bicompartmental implant systems were approved for CE marking in January 2011.

          •  During the second quarter of 2010, we launched a clinical research study in partnership with Glasgow Royal Infirmary, Strathclyde University and National Health Services in Glasgow, Scotland. In connection with the clinical research study, we placed a RIO system at the Glasgow Royal Infirmary. The system is being utilized in a three-year randomized prospective clinical trial with the objective of demonstrating the clinical, functional and ultimately, economic benefits of knee MAKOplasty. Glasgow Royal Infirmary reported that 23 procedures were performed at its site during the year ended December 31, 2010.

          •  In October 2010, the first hip MAKOplasty procedure was completed as part of our surgeon preference evaluation process, designed to solicit user feedback in advance of MAKO’s full commercial release of our hip MAKOplasty application, currently expected in the second half of 2011. As of December 31, 2010, 23 hip MAKOplasty procedures were performed as part of our surgeon preference evaluation process.

          We believe that the keys to growing our business are expanding the acceptance and application of knee MAKOplasty to unicompartmental and multicompartmental knee resurfacing procedures and introducing other potential future applications, including the hip MAKOplasty application and associated implant systems. To successfully commercialize our products and grow our business, we must gain market acceptance for MAKOplasty procedures.

Factors That May Influence Future Results of Operations

          The following is a description of factors that may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

     Revenue

          Revenue is generated from: (1) unit sales of our RIO system, including associated instrumentation, installation services and training; (2) sales of implants and disposable products; and (3) sales of warranty and maintenance services. Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing and increasing losses resulting from selling, general and administrative expenses, research and development expenses and other activities for at least the next two or three years. Our future revenue may also be adversely affected by the current general economic downturn and the resulting tightening of the credit markets, which may cause purchasing decisions to be delayed or cause our customers to experience difficulties in securing adequate funding to buy our products.

          The generation of recurring revenue through sales of our implants, disposable products and warranty service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of our RIO system to generate recurring sales of implants and disposable products and as we expand our implant product offering.

          During the fourth quarter of 2010, we determined that we had incorrectly recognized revenue and expenses associated with the initial warranty obligation and maintenance services included in all previous RIO system sales. Accordingly, in the fourth quarter of 2010, we recorded an adjustment to decrease revenue by $1.2 million, to reverse the accrual for our warranty and maintenance obligation by $552,000 and to increase net loss by $644,000, or $(0.02) per basic and diluted share. The adjustment arose over the quarters throughout 2009 and 2010 and did not materially affect our trend in earnings. As the adjustment was related to the correction of an error, we performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, we concluded that the effect of the error was not material to the quarters and years in the two year period ended December 31, 2010 from both a quantitative and qualitative perspective.

     Cost of Revenue

          Cost of revenue primarily consists of the direct costs associated with the manufacture of RIO systems, implants and disposable products for which revenue has been recognized in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the allocation of manufacturing overhead costs, royalties related to the sale of products covered by licensing arrangements and write-offs of obsolete, impaired or excess inventory.

          For the year ended December 31, 2010, we wrote-off $2.6 million, or $(0.08) per basic and diluted share, of excess RESTORIS unicompartmental knee implant system, or RESTORIS Classic, implants and related instrumentation. Excess implants of $1.4 million was charged to cost of revenue – procedures, cancellation charges of $208,000 was charged to cost of revenue – service and other and excess instrumentation of $1.0 million was charged to selling, general and administrative expenses. These charges were necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK, and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, we launched our next generation RESTORIS MCK which was designed as a premium addition to the RESTORIS product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

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

     Research and Development Expenses

          Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary and benefit costs for research and development employees including stock-based compensation, cost for materials used in research and development activities and costs for outside services. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products, including our hip MAKOplasty application and associated implant systems.

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

     Revenue Recognition

          Revenue is generated: (1) from unit sales of our RIO system, including associated instrumentation, installation services and training; (2) from sales of implants and disposable products; and (3) sales of warranty and maintenance services. We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605-10-S99, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement.

          Our multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) RIO system sales; (2) sales of implants and disposable products; and (3) warranty and maintenance services on the RIO system hardware. Our revenue recognition policies generally result in revenue recognition at the following points:

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

3.

Service revenue: Revenues from warranty and maintenance services on the RIO system hardware are deferred and recognized ratably over the service period until no further obligation exists. Sales of our RIO system generally include a one-year warranty and maintenance obligation for services. Upon installation of the RIO system, we defer the revenue attributable to the warranty and maintenance obligation and recognize it ratably over the warranty and maintenance period. Costs associated with providing warranty and maintenance services are expensed to cost of revenue as incurred.

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

          Effective January 1, 2010, we early adopted the Financial Accounting Standards Board, or FASB, Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14, on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. In accordance with ASU 2009-13 (as codified under ASC 605-25, Multiple-Element Arrangements) and ASU 2009-14, we allocate arrangement consideration to the RIO systems and associated instrumentation, our implants and disposables and our warranty and maintenance services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, or VSOE, of fair value of the respective elements, third-party evidence of selling price, or TPS, or best estimate of selling price, or ESP.

          We allocate arrangement consideration using ESP for our RIO system, TPS for our implants and disposables and VSOE of fair value for our warranty and maintenance services. VSOE of fair value is based on the price charged when the element is sold separately. TPS is established by evaluating largely interchangeable competitor products or services in stand-alone sales. ESP is established by determine the price at which we would transact a sale if the product was sold on a stand-alone basis. We determine ESP for our systems by considering multiple factors including, but not limited to, geographies, type of customer, and market conditions. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.

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

          Subsequent to December 31, 2008, we no longer manufacture our Tactile Guidance System™, or TGS, to which associated TGS sales arrangements required us to provide upgrades and enhancements, through and including the delivery of the RIO system. We commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require us to provide upgrades and enhancements. As a result, revenues related to RIO system sales are generally recognized upon installation of the system and training of at least one surgeon.

          For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO system), which the TGS sales arrangements required us to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in our statement of operations during the year ended December 31, 2009, upon delivery of the RIO system. As of December 31, 2010, the deferred revenue balance of $3.2 million consists primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

     Allowance for Doubtful Accounts

          We regularly review customer balances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We have not experienced any collectability issues to date and have no allowance for doubtful accounts or write-offs to date in the accompanying financial statements included in Item 8, Financial Statements and Supplementary Data, of this report.

     Inventory Valuation

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. We review our inventory periodically to determine net realizable value and consider product upgrades in our periodic review of realizability. We write down inventory, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements. For the year ended December 31, 2010, we wrote-off of $1.4 million of excess RESTORIS classic implants as discussed in “Factors Which May Influence Future Results of Operations” above.

          Beginning with the fourth quarter of 2008, manufacturing overhead costs have been capitalized and included in inventory. As of December 31, 2010 and December 31, 2009, capitalized manufacturing overhead included in inventory was approximately $1.7 million and $1.1 million, respectively. Prior to 2009, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

     Valuation Allowance for Deferred Income Tax Assets

          Deferred income taxes are determined based on the differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. A full valuation allowance has been recorded in the accompanying financial statements relating to all our net deferred tax assets.

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

          During the year ended December 31, 2010, we recognized $6.4 million of stock-based compensation expense including stock option grants, restricted stock grants, and compensation expense relating to shares issued under our employee share purchase plan, leaving $13.0 million to be recognized in future periods. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.4 years as of December 31, 2010.

Results of Operations

     Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

          Revenue. Revenue was $44.3 million for the year ended December 31, 2010, compared to $34.2 million for the year ended December 31, 2009. The increase in revenue of $10.1 million, or 29%, was primarily due to a $10.2 million, or 69%, increase in RIO system revenue and a $10.1 million, or 133%, increase in procedure revenue and was partially offset by the recognition of $11.3 million of revenue during the year ended December 31, 2009 from 17 previously deferred unit sales of our TGS. The $10.2 million increase in RIO system revenue was attributable to $24.9 million of revenue from 33 unit sales of our RIO system, including 31 domestic commercial sales and two international demonstration systems, as compared to the recognition of $14.7 million of revenue from 19 unit sales of our RIO system during the year ended December 31, 2009. The $10.1 million increase in procedure revenue was attributable to an increase in MAKOplasty procedures performed during the year ended December 31, 2010 as compared with the year ended December 31, 2009. There were 3,485 MAKOplasty procedures performed during the year ended December 31, 2010 compared to 1,602 MAKOplasty procedures performed during the year ended December 31, 2009. The increase in MAKOplasty procedures performed was driven by the continued adoption of knee MAKOplasty, both in terms of utilization per commercial site and total commercial installed base. Revenue for the year ended December 31, 2010 was reduced by $2.2 million, of which $1.2 million related to system sales prior to the fourth quarter, for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO. This deferred revenue will be recognized in service revenue over a twelve-month period. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009. We expect our revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of MAKOplasty procedures performed increases in future periods.

          Cost of Revenue.  Cost of revenue was $18.2 million for the year ended December 31, 2010, compared to $21.5 million for the year ended December 31, 2009. The decrease in cost of revenue of $3.3 million, or 15%, was primarily due to the recognition of $8.8 million of the direct cost of revenue during the year ended December 31, 2009 from 17 previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades, as described in the “Critical Accounting Policies and Significant Judgments and Estimates” section above. This was partially offset by the recognition of the cost of revenue from 33 unit sales of our RIO system during the year ended December 31, 2010 as compared to the recognition of the cost of revenue from 19 unit sales of our RIO system during the year ended December 31, 2009 and to an increase in knee MAKOplasty procedures performed. Cost of revenue for the year ended December 31, 2010 was also impacted by a write-off of approximately $1.4 million of excess RESTORIS Classic implants and an adjustment to reverse the accrual for our warranty and maintenance obligation by $552,000 as discussed in “Factors Which May Influence Future Results of Operations” above. We expect our cost of revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of MAKOplasty procedures performed increases in future periods.

          Selling, General and Administrative.  Selling, general and administrative expense was $47.0 million for the year ended December 31, 2010, compared to $32.1 million for the year ended December 31, 2009. The increase of $14.9 million, or 47%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 232 as of December 31, 2009 to 291 as of December 31, 2010. Of the 59 employee increase, 35 were in Sales and Marketing. Selling, general and administrative expense for the year ended December 31, 2010 was also impacted by a write-off of $1.0 million of excess RESTORIS classic instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Selling, general and administrative expense for the year ended December 31, 2010 also included $5.4 million of stock-based compensation expense compared to $3.3 million for the year ended December 31, 2009. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2009 and 2010. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of our products and an increased number of employees necessary to support our continued growth in operations.

          We loan instrumentation to our customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets, or implant instruments, are comprised of tools and equipment that facilitate the implantation of our implants. Implant instruments loaned to customers are not part of the tangible product sold and title of loaned instrument remains with the Company. To better reflect the economics of the implant instruments and enhance comparability with other companies in our industry, depreciation expense on implant instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense beginning in the first quarter of 2010. Depreciation expense for implant instruments was $464,000, $250,000 and $134,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

          Research and Development.  Research and development expense was $15.0 million for the year ended December 31, 2010, compared to $13.1 million for the year ended December 31, 2009. The increase of $1.9 million, or 14%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our hip MAKOplasty application and associated implant systems. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products, including our hip MAKOplasty application and associated implant systems.

          Depreciation and Amortization. Depreciation and amortization expense was $3.0 million for the year ended December 31, 2010, compared to $2.0 million for the year ended December 31, 2009. The increase of $1.0 million, or 56%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2009 due to the growth in our business, the expansion of our facilities in 2010 to accommodate an increase in employees necessary to support such growth.

          Interest and Other Income.  Interest and other income was $317,000 for the year ended December 31, 2010, compared to $432,000 for the year ended December 31, 2009. The decrease of $115,000, or 27%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the year ended December 31, 2010 compared with the same period of 2009 which is attributable to a cash investment strategy which emphasizes the security of the principal invested and fulfillment of liquidity needs.

          Income Taxes.  No federal income taxes were recognized for the year ended December 31, 2010 and 2009, due to net operating losses in each period. State and local income taxes were $68,000 for the year ended December 31, 2010, compared to $56,000 for the year ended December 31, 2009. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception in November 2004. In addition, no current or deferred income taxes were recorded for the years ended December 31, 2010 and 2009, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

     Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

          Revenue. Revenue was $34.2 million for the year ended December 31, 2009, compared to $2.9 million for the year ended December 31, 2008. The increase in revenue of $31.3 million was primarily due to $14.7 million of revenue from 19 unit sales of our RIO system and the recognition of approximately $11.3 million of revenue from 17 previously deferred unit sales of our TGS. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009. Prior to 2009, recognized revenue was primarily generated from the sale of implants and disposable products utilized in knee MAKOplasty procedures. Total revenue was also positively impacted by a $5.1 million increase in procedure revenue attributable to an increase in knee MAKOplasty procedures performed during the year ended December 31, 2009 as compared with the year ended December 31, 2008. There were 1,602 knee MAKOplasty procedures performed during the year ended December 31, 2009 compared to 601 knee MAKOplasty procedures performed during year ended December 31, 2008.

          Cost of Revenue. Cost of revenue was $21.5 million for the year ended December 31, 2009, compared to $3.3 million for the year ended December 31, 2008. The increase in cost of revenue of $18.2 million was primarily due to the cost of revenue from 19 unit sales of our RIO system, the recognition of the direct cost of revenue from 17 previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades, as described in the “Critical Accounting Policies and Significant Judgments and Estimates” section above, and an increase in knee MAKOplasty procedures performed.

          Selling, General and Administrative. Selling, general and administrative expense was $32.1 million for the year ended December 31, 2009, compared to $23.3 million for the year ended December 31, 2008. The increase of $8.8 million, or 38%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support growth and costs associated with operating as a public company. Selling, general and administrative expense for the year ended December 31, 2009 also included $3.3 million of stock-based compensation expense compared to $1.9 million for the year ended December 31, 2008. The increase in stock-based compensation expense was primarily due to additional option and restricted stock grants made in 2009.

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

          Income Taxes. No federal income taxes were recognized for the year ended December 31, 2009 and 2008, due to net operating losses in each period. State and local income taxes were $56,000 for the year ended December 31, 2009. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception in November 2004. In addition, no current or deferred income taxes were recorded for the year ended December 31, 2009 and 2008, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)
	2010	Change	2009	Change	2008
Cash and cash equivalents	$27,108	$9,949	17,159	$(45,388)	$62,547
Short-term investments	46,401	1,715	44,686	43,609	1,077
Long-term investments	23,283	13,915	9,368	9,368	―
Total cash, cash equivalents, and investments	$96,792	$25,579	$71,213	$7,589	$63,624

Cash used in operating activities	$(30,292)	$15,280	$(45,572)	$(15,752)	$(29,820)
Cash used in investing activities	(20,076)	34,104	(54,180)	(50,631)	(3,549)
Cash provided by financing activities	60,317	5,953	54,364	(31,937)	86,301
Net increase (decrease) in cash and cash equivalents	$9,949	$55,337	$(45,388)	$(98,320)	$52,932

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of December 31, 2010, we had an accumulated deficit of $152.9 million and have financed our operations principally through the sale of our equity securities.

          In November 2010, we completed a public offering of our common stock, issuing 6,325,000 shares at a price per share of $9.44, resulting in net proceeds of approximately $59.3 million, after expenses.

          As of December 31, 2010, we had approximately $96.8 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies, certificates of deposit and investment grade rated U.S. corporate debt.

     Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation, inventory write-downs and property and equipment write-downs. For the year ended December 31, 2010, inventory write-downs of $1.7 million and property and equipment write-downs of $1.2 million were incurred primarily due to the write-off of excess RESTORIS Classic implants and instrumentation as discussed in “Factors Which May Influence Future Results of Operations” above. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the year ended December 31, 2010 are approximately $6.1 million of increases to inventory necessitated by increased sales of implants and disposable products to support the growth of knee MAKOplasty and preparation for the anticipated launch of our hip MAKOplasty application, $5.0 million of increases to accounts receivable due to increased sales in 2010, which was partially offset by $4.0 million of increases to other accrued liabilities and accrued compensation and employee benefits. Included in changes in operating assets and liabilities for the year ended December 31, 2009 are approximately $11.0 million and $3.6 million of decreases to the deferred revenue balance and deferred cost of revenue balance, respectively, due to the recognition of 17 previously deferred unit sales of our TGS, $7.4 million of increases in inventory necessitated by the commercial release of the RIO system, the commercial release of the RESTORIS MCK implant system and increased sales of implants and disposable products and $3.8 million of increases in accounts receivable due to increased sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008. In accordance with our revenue recognition policy, recognition of revenue and direct cost of revenue associated with the unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009.

     Net Cash Used in Investing Activities

          Net cash used in investing activities for the year ended December 31, 2010 was primarily attributable to the purchase of investments of $65.8 million and purchases of property and equipment of $2.6 million, which was partially offset by proceeds of $49.7 million from sales and maturities of investments. Purchases of investments in 2010 were primarily driven by net proceeds of $59.3 million received in a public offering of our common stock in November 2010. Net cash used in investing activities for the year ended December 31, 2009 was primarily attributable to the purchase of investments of $60.0 million and purchases of property and equipment of $790,000, which was partially offset by proceeds of $6.7 million from sales and maturities of investments.

     Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the year ended December 31, 2010 was primarily attributable to net proceeds of $59.3 million received in public offering of our common stock in November 2010. Net cash provided by our financing activities for the year ended December 31, 2009 was primarily attributable to net proceeds of $54.3 million received in connection with our equity financing in August 2009.

     Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and RESTORIS MCK multicompartmental knee implant system, continue research and development of existing and future products, including our hip

MAKOplasty application and associated implant systems, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RESTORIS MCK multicompartmental knee implant system and our RIO system and introducing other potential future applications, including our hip MAKOplasty application and associated implant systems.

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

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance or approvals for upgrades or changes to our existing products as well as future products;

•	the rate of progress, cost and success of on-going product development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the future unknown impact of recently enacted healthcare legislation;

•	the acquisition of businesses, products and technologies, although we currently have no understandings, commitments or agreements relating to any material transaction of this type; and

•	general economic conditions and interest rates.

     Contractual Obligations

          The following table summarizes our outstanding contractual obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Payment Due by Period
		December 31,			After
	Total	2011	2012-2013	2014-2015	2015
Contractual Obligations
Minimum royalty payments – licenses	$14,150	$1,069	$3,538	$4,068	$5,475
Operating lease – real estate	5,823	290	689	1,161	3,683
Purchase commitments and obligations	8,005	8,005	―	―	―
Development agreement obligations	1,000	750	250	―	―
Total	$28,978	$10,114	$4,477	$5,229	$9,158

          Our commitments for minimum royalty payments relate to payments under various licenses and sublicenses as discussed in Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements. Our commitments for operating leases relate to the lease for our headquarters in Fort Lauderdale, Florida. Our commitments for purchase commitments and obligations include an estimate of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Our commitments for development agreement obligations relate to payments under development agreements as discussed in Item 8, Financial Statements and Supplementary Data, Notes 5 and 7 to the Financial Statements.

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

MAKO SURGICAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MAKO Surgical Corp.

We have audited the accompanying balance sheets of MAKO Surgical Corp. as of December 31, 2010 and 2009, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAKO Surgical Corp. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAKO Surgical Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants
Boca Raton, Florida
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MAKO Surgical Corp.

We have audited MAKO Surgical Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAKO Surgical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAKO Surgical Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MAKO Surgical Corp. as of December 31, 2010 and 2009, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 of MAKO Surgical Corp. and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants
Boca Raton, Florida
March 10, 2011

MAKO SURGICAL CORP.

Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$27,108	$17,159
Short-term investments	46,401	44,686
Accounts receivable	11,560	6,536
Inventory	10,504	10,190
Prepaids and other assets	1,283	532
Total current assets	96,856	79,103
Long-term investments	23,283	9,368
Property and equipment, net	9,212	6,205
Intangible assets, net	7,530	4,234
Other assets	198	193
Total assets	$137,079	$99,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,518	$1,159
Accrued compensation and employee benefits	5,546	3,709
Other accrued liabilities	5,064	2,872
Deferred revenue	3,071	548
Total current liabilities	15,199	8,288

Deferred revenue, non-current	109	21
Total liabilities	15,308	8,309

Commitments and contingencies (Note 7)	―	―

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of December 31, 2010 and 2009	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 39,945,467 and 33,036,378 shares issued and outstanding as of December 31, 2010 and 2009, respectively	40	33
Additional paid-in capital	274,712	204,977
Accumulated deficit	(152,882)	(114,195)
Accumulated other comprehensive loss	(99)	(21)
Total stockholders’ equity	121,771	90,794
Total liabilities and stockholders’ equity	$137,079	$99,103

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue:
Procedures	$17,620	$7,550	$2,457
Systems – RIO	24,928	14,715	―
Systems – TGS, previously deferred	―	11,297	―
Service and other	1,748	646	487
Total revenue	44,296	34,208	2,944
Cost of revenue:
Procedures	5,960	3,087	1,387
Systems – RIO	11,171	9,032	1,692
Systems – RIO upgrades	―	5,183	―
Systems – TGS, previously deferred	―	3,606	―
Service and other	1,042	546	233
Total cost of revenue	18,173	21,454	3,312
Gross profit (loss)	26,123	12,754	(368)
Operating costs and expenses:
Selling, general and administrative	47,041	32,072	23,292
Research and development	14,975	13,127	12,472
Depreciation and amortization	3,043	1,951	1,828
Total operating costs and expenses	65,059	47,150	37,592
Loss from operations	(38,936)	(34,396)	(37,960)
Interest and other income	317	432	988
Interest and other expenses	―	(3)	(110)
Loss before income taxes	(38,619)	(33,967)	(37,082)
Income tax expense	68	56	―
Net loss	(38,687)	(34,023)	(37,082)
Accretion of preferred stock	―	―	(44)
Dividends on preferred stock	―	―	(521)
Net loss attributable to common stockholders	$(38,687)	$(34,023)	$(37,647)
Net loss per share – Basic and diluted attributable to common stockholders	$(1.13)	$(1.22)	$(2.20)
Weighted average common shares outstanding – Basic and diluted	34,349	27,806	17,096

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred		Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2007	33,164	$59,487	1,871	$2	$—	$(42,843)	$4	$(42,837)
Issuance of common stock in initial public offering	—	—	5,100	5	43,789	—	—	43,794
Issuance of common stock in equity financing	—	—	6,451	7	39,726	—	—	39,733
Issuance of common stock upon exercise of options	—	—	62	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	1,467	—	—	1,467
Restricted common stock compensation expense	—	—	256	—	1,856	—	—	1,856
Accretion to redemption value of Series A, B and C redeemable convertible preferred stock	—	44	—	—	(44)	—	—	(44)
Accrued dividends on Series A, B and C redeemable convertible preferred stock	—	521	—	—	(274)	(247)	—	(521)
Conversion of Series A, B and C redeemable convertible preferred shares into common shares	(33,164)	(53,667)	10,945	11	53,656	—	—	53,667
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	—	(6,385)	—	—	6,385	—	—	6,385
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	50	50
Net loss	—	—	—	—	—	(37,082)	—	(37,082)
Total comprehensive loss	—	—	—	—	—	—	—	(37,032)
Balance at December 31, 2008	—	$—	24,685	$25	$146,607	$(80,172)	$54	$66,514

(continued)

MAKO SURGICAL CORP.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred		Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2008	—	$—	24,685	$25	$146,607	$(80,172)	$54	$66,514
Issuance of common stock in equity financing	—	—	8,050	8	54,300	—	—	54,308
Issuance of common stock under employee stock purchase plan	—	—	72	—	455	—	—	455
Issuance of common stock upon exercise of options and warrants	—	—	140	—	149	—	—	149
Stock-based compensation expense	—	—	—	—	3,032	—	—	3,032
Restricted common stock compensation expense	—	—	145	—	982	—	—	982
Receipt of 56,045 shares delivered in payment of payroll taxes	—	—	(56)	—	(492)	—	—	(492)
Equity financing costs	—	—	—	—	(56)	—	—	(56)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	—	(34,023)	—	(34,023)

Total comprehensive loss	—	—	—	—	—	—	—	(34,098)
Balance at December 31, 2009	—	—	33,036	33	204,977	(114,195)	(21)	90,794
Issuance of common stock in equity financing	—	—	6,325	6	59,277	—	—	59,283
Issuance of common stock under employee stock purchase plan	—	—	86	—	765	—	—	765
Issuance of common stock upon exercise of options and warrants	—	—	199	—	611	—	—	611
Stock-based compensation expense	—	—	—	—	5,027	—	—	5,027
Restricted common stock compensation expense	—	—	97	—	1,344	—	—	1,344
Receipt of 28,307 shares delivered in payment of payroll taxes	—	—	(28)	—	(342)	—	—	(342)
Issuance of stock to a related party for intangible assets	—	—	230	1	3,053	—	—	3,054
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	(78)	(78)
Net loss	—	—	—	—	—	(38,687)	—	(38,687)
Total comprehensive loss	—	—	—	—	—	—	—	(38,765)
Balance at December 31, 2010	—	$—	39,945	$40	$274,712	$(152,882)	$(99)	$121,771

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(38,687)	$(34,023)		$(37,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,445	1,769		1,502
Amortization of intangible assets	1,070	682		660
Stock-based compensation	6,371	4,014		3,323
Inventory write-down	1,701	1,081		730
Amortization of premium on investment securities	480	188		―
Loss on asset impairment	1,248	51		―
Accrued interest expense on deferred license fee	―	―		45
Changes in operating assets and liabilities:
Accounts receivable	(5,024)	(3,809)		(514)
Inventory	(6,087)	(7,358)		(7,056)
Prepaid and other assets	(751)	(49)		(173)
Other assets	(57)	(16)		(7)
Accounts payable	359	(650)		298
Accrued compensation and employee benefits	1,837	1,371		1,305
Other accrued liabilities	2,192	(1,411)		1,603
Deferred cost of revenue	―	3,608		(2,682)
Deferred revenue	2,611	(11,020)		8,228
Net cash used in operating activities	(30,292)	(45,572)		(29,820)
Investing activities:
Purchase of investments	(65,828)	(59,961)		(1,990)
Proceeds from sales and maturities of investments	49,692	6,721		4,047
Acquisition of property and equipment	(2,628)	(790)		(1,606)
Acquisition of intangible assets	(1,312)	(150)		―
Payment of deferred license fee	―	―		(4,000)
Net cash used in investing activities	(20,076)	(54,180)		(3,549)
Financing activities:
Proceeds from issuance of common stock in equity financing, net of underwriting fees	59,708	54,861		40,202
Equity financing costs	(425)	(609)		(469)
Proceeds from initial public offering of common stock, net of underwriting fees	―	―		47,430
Initial public offering costs	―	―		(908)
Proceeds from employee stock purchase plan	765	455		―
Exercise of common stock options and warrants for cash	611	149		46
Payment of payroll taxes relating to vesting of restricted stock	(342)	(492)		―
Net cash provided by financing activities	60,317	54,364		86,301
Net increase (decrease) in cash and cash equivalents	9,949	(45,388)		52,932
Cash and cash equivalents at beginning of year	17,159	62,547		9,615

Cash and cash equivalents at end of year	$27,108	$17,159		$62,547
Non-cash investing and financing activities:
Receipt of 28,307 and 56,045 shares of common stock delivered in payment of payroll taxes for the years ended December 31, 2010 and 2009, respectively	$342	$492	$	―
Transfers of inventory to property and equipment	2,259	3,760		999
Issuance of stock to a related party for intangible assets	3,054	―		―
Accretion of redeemable convertible preferred stock	―	―		44
Accrued dividends on redeemable convertible preferred stock	―	―		521
Conversion of redeemable convertible preferred stock into 10,945,080 common shares	―	―		53,667
Reclassification of accrued dividends on redeemable convertible preferred stock to additional paid-in capital	―	―		6,385
Reclassification of deferred initial public offering costs to additional paid-in capital	―	―		3,636

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Financial Statements

1. Description of the Business

          MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its advanced robotic arm solution and orthopedic implants for orthopedic procedures called MAKOplasty®. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida. The Company’s common stock trades on The NASDAQ Global Select Market under the ticker symbol “MAKO.”

          In November 2010, the Company completed a public offering of its common stock, issuing 6,325,000 shares at a price per share of $9.44, resulting in net proceeds of approximately $59.3 million, after expenses.

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

          The Company expects to derive most of its revenue from capital sales of its RIO system, future applications to the RIO system, including the RIO-enabled hip application, recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve commercial acceptance of MAKOplasty or obtain regulatory clearances or approvals for future products, including products to treat other joints of the human body, its revenue would be adversely affected and the Company would not become profitable.

          The Company’s current versions of its RIO® Robotic Arm Interactive Orthopedic (“RIO”) system, which is the second generation of its Tactile Guidance System™ (“TGS™”), its RESTORIS ® unicompartmental and RESTORIS MCK multicompartmental knee implant systems and its TGS have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

          Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its CEO. The Company’s CEO reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, the Company reports as a single operating segment. To date, substantially all of the Company’s revenue is from companies located in the United States. No one customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2010 and 2009. The following table presents information about the Company’s revenue by significant customer for the year ended December 31, 2008:

(in thousands)	Year Ended December 31,
2008
Company A	$417
Company B	277
Company C	493
Company D	274
Others	996
Net Revenue	$2,457

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

     Allowance for Doubtful Accounts

          The Company regularly reviews customer balances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The Company has not experienced any collectability issues to date and has no allowance for doubtful accounts or write-offs to date in the accompanying financial statements.

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

          Beginning with the fourth quarter of 2008, manufacturing overhead costs have been capitalized and included in inventory. As of December 31, 2010 and 2009, capitalized manufacturing overhead included in inventory was approximately $1.7 million and $1.1 million, respectively. Prior to 2009, such overhead costs were fully expensed as selling, general and administrative expense as capitalizable amounts were not significant.

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

          The Company loans instrumentation to its customers, who use the instrumentation to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment that facilitate the implantation of the Company’s implants (“Implant Instruments”). Implant Instruments loaned to customers are not part of the tangible product sold and title of Implant Instruments remains with the Company. Accordingly, Implant Instruments are classified as a long-lived asset and included as a component of property and equipment. Undeployed Implant Instruments are carried at cost, net of allowances for excess and obsolete instruments. Implant Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on an estimated useful life of five years. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. To better reflect the economics of the Implant Instruments and enhance comparability with other companies in our industry, depreciation expense on Implant Instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense beginning in the first quarter of 2010. Depreciation expense for implant instruments was $464,000, $250,000 and $134,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

          Prior to 2010, Implant Instruments were included as components of a RIO system sale and undeployed Implant Instruments were classified as inventory. Beginning in the first quarter of 2010, Implant Instruments are no longer included as components of a RIO system sale. To better reflect the economics of the Implant Instruments no longer being sold, undeployed Implant Instruments have been reclassified from inventory to property and equipment. As of December 31, 2010, approximately $1.2 million of undeployed Implant Instruments have been included as property and equipment.

          The Company also enters into RIO system consignment arrangements for clinical evaluation and clinical research purposes with terms ranging from one to three years. Under the terms of such arrangements, the Company installs a RIO system at the customer site and retains title to the RIO system, while the customer has use of the RIO system and purchases the Company’s implants and disposables products. Depreciation expense on consigned RIO systems and instruments is classified in selling, general and administrative expense and is computed using the straight-line method based on the estimated useful life of three years. As of December 31, 2010, the Company had three consigned RIO systems.

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

     Revenue Recognition

          Revenue is generated: from (1) unit sales of the Company’s RIO system, including associated instrumentation, installation services and training; (2) sales of implants and disposable products; and (3) sales of warranty and maintenance services. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

          The Company’s multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) RIO system sales; (2) sales of implants and disposable products; and (3) warranty and maintenance services on the RIO system hardware. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

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

3.

Service revenue: Revenues from warranty and maintenance services on the RIO system hardware are deferred and recognized ratably over the service period until no further obligation exists. Sales of the Company’s RIO system generally include a one-year warranty and maintenance obligation for services. Upon installation of the RIO system, the Company defers the revenue attributable to the warranty and maintenance obligation and recognizes it ratably over the warranty and maintenance period. Costs associated with providing warranty and maintenance services are expensed to cost of revenue as incurred.

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

          Effective January 1, 2010, the Company early adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”) on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. In accordance with ASU 2009-13 (as codified under ASC 605-25, Multiple-Element Arrangements) and ASU 2009-14, the Company allocates arrangement consideration to the RIO systems and associated instrumentation, its implants and disposables and its warranty and maintenance services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”) of fair value of the respective elements, third-party evidence of selling price (“TPS”), or best estimate of selling price (“ESP”).

          The Company uses ESP for its RIO system, TPS for its implants and disposables and VSOE of fair value for its warranty and maintenance services to allocate arrangement consideration. VSOE of fair value is based on the price charged when the element is sold separately. TPS is established by evaluating largely interchangeable competitor products or services in stand-alone sales. ESP is established by determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors including, but not limited to, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

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

          For sales of TGS units through December 31, 2008, VSOE of fair value was not established for upgrades and enhancements (through and including delivery of the RIO system), which the TGS sales arrangements required the Company to provide. Accordingly, prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in the Company’s statement of operations during the year ended December 31, 2009, upon delivery of the RIO system. As of December 31, 2010, the deferred revenue balance consists primarily of deferred service revenue as discussed below.

          Costs associated with establishing an accrual for royalties covered by licensing arrangements related to the sale of RIO systems are expensed upon installation and are included in cost of revenue - systems, in the statements of operations.

     Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue and deferred system revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred revenue expected to be realized within one year is classified as a current liability. The deferred revenue balance as of December 31, 2010 consists primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

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

     Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs were approximately $1.6 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

     Operating Leases

          Rental payments and incentives are recognized on a straight-line basis over the life of a lease. See Note 7 for further discussion of operating leases.

     Net Loss Per Share

          The Company calculated net loss per share in accordance with ASC 260, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

(in thousands)	December 31,
	2010	2009	2008
Stock options outstanding	4,405	3,478	2,193
Warrants to purchase common stock	2,039	2,065	2,076
Unvested restricted stock	503	222	267

     Reclassifications

          Certain reclassifications have been made to the prior periods’ statement of operations to conform to the current period’s presentation. The Company reclassified depreciation expense on its Implant Instruments from cost of revenue – procedures to selling, general and administrative expense as described in greater detail in “Property and Equipment” above. In addition, the Company reclassified its income tax expense from selling, general and administrative expense to income tax expense.

3. Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’

equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest and other income. During the years ended December 31, 2010, 2009 and 2008, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

               As of December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$34,483	$4	$(16)	$34,471
Certificates of deposit	10,453	1	(28)	10,426
U.S. corporate debt	1,501	3	―	1,504
Long-term investments:
U.S. government agencies	17,251	2	(8)	17,245
Certificates of deposit	6,095	―	(57)	6,038
Total investments	$69,783	$10	$(109)	$69,684

               As of December 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$32,860	$31	$(24)	$32,867
Certificates of deposit	10,297	1	(25)	10,273
U.S. corporate debt	1,532	14	―	1,546
Long-term investments:
U.S. government agencies	5,418	―	(18)	5,400
Certificates of deposit	2,462	―	(10)	2,452
U.S. corporate debt	1,506	10	―	1,516
Total investments	$54,075	$56	$(77)	$54,054

          As of December 31, 2010 and December 31, 2009, all short-term investments had maturity dates of less than one year. As of December 31, 2010 and December 31, 2009, all long-term investments had maturity dates between one and three years.

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)	Fair Value Measurements at the Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$34,471	$34,471	$	―	$	―
Certificates of deposit	10,426	10,426		―		―
U.S. corporate debt	1,504	1,504		―		―
Long-term investments:
U.S. government agencies	17,245	17,245		―		―
Certificates of deposit	6,038	6,038		―		―
Total investments	$69,684	$69,684	$	―	$	―

          No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the year ended December 31, 2010. There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2010.

4. Selected Balance Sheet Components

(in thousands)	December 31,
	2010	2009
Inventory:
Raw materials	$2,522	$2,770
Work-in-process	972	932
Finished goods	7,010	6,488
Total inventory	$10,504	$10,190

          The Company incurred inventory write-offs totaling approximately $1.7 million and $1.1 million during the years ended December 31, 2010 and 2009, respectively.

          For the year ended December 31, 2010, the Company wrote-off $2.6 million, or $(0.08) per basic and diluted share, of excess RESTORIS unicompartmental knee implant system (“RESTORIS Classic”) implants and related instrumentation. Excess implants of $1.4 million was charged to cost of revenue – procedures, cancellation charges of $208,000 was charged to cost of revenue – service and other and excess instrumentation of $1.0 million was charged to selling, general and administrative expenses. These charges were necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system (“RESTORIS MCK”) and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, the Company launched its next generation RESTORIS MCK which was designed as a premium addition to the RESTORIS product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

          Write-offs of $1.1 million in 2009 primarily relate to technology changes associated with the launch of the RIO system in 2009 and disposal of spare TGS inventory associated with the launch of the RIO system.

          The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, additional future write-offs of the Company’s inventory may occur.

(in thousands)	December 31,		Estimated Useful Life
	2010	2009
Property and equipment:
Consigned RIO systems and instruments	$3,287	$2,551	3-5 years
Service and demo RIO systems and instruments	4,029	2,354	3 years
Computer equipment and software	2,960	2,160	3-5 years
Manufacturing and laboratory equipment	1,945	1,654	3-5 years
Undeployed implant instruments	1,226	―	See note 2
Office furniture and equipment	1,038	882	7 years
Leasehold improvements	738	607	Lesser of 5-10 years or lease term
	15,223	10,208
Less accumulated depreciation and amortization	(6,011)	(4,003)
Total property and equipment, net	$9,212	$6,205

(in thousands)	December 31,
	2010	2009
Other accrued liabilities:
Accrued royalties	$833	$413
Accrued consulting fees	792	231
Other	3,439	2,228
	$5,064	$2,872

5. Related Party Transactions

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

     Asset Purchase Agreement

          In February 2010, the Company completed the acquisition of substantially all of the intellectual property portfolio of Z-Kat, Inc. (“Z-Kat”). The terms of the Asset Purchase Agreement between the Company and Z-Kat (the “Asset Purchase Agreement”) terminated the Company’s prior licenses with Z-Kat, including Z-Kat’s nonexclusive sublicense to the Company’s intellectual property portfolio, and transferred to the Company ownership rights to certain intellectual property assets for core technologies in computer assisted surgery (“CAS”), haptics and robotics, including U.S. and foreign patents and patent applications, proprietary software and documentation, trade secrets and trademarks owned by Z-Kat, and certain contractual and other rights to patents, patent applications and other intellectual property licensed to Z-Kat under licenses. In connection with the acquisition, the Company also entered into a new sublicense agreement with Z-Kat (the “License Agreement”) pertaining to certain intellectual property for technologies in CAS licensed by Z-Kat. The License Agreement was terminated by MAKO in December 2010. Certain of the Company’s rights under the Asset Purchase Agreement remain subject to any prior license granted by Z-Kat, including a license to Biomet Manufacturing Corp. In consideration for consummation of the transactions contemplated by the Asset Purchase Agreement and License Agreement, the Company issued 230,458 shares of its unregistered common stock to Z-Kat in a private placement, which was treated as a related party transaction because certain directors and executive officers of the Company had a material interest in Z-Kat by virtue of their ownership of Z-Kat stock. The Company and Z-Kat are not entities under common control. The Asset Purchase Agreement and License Agreement were approved by the independent members of the board of directors and audit committee of the Company. The value of the intellectual property acquired under the Asset Purchase Agreement of $3.1 million was based on the closing price per share of $13.25 of the Company’s common stock on February 25, 2010, the date the transaction was closed, and was recorded as an intangible asset and is being amortized over its estimated useful life of eight years.

     License Agreement

          In August 2009, the Company entered into a License Agreement (the “Sensor Agreement”) with a third-party sensor company associated with the potential future development of intellectual property and technology related to sensing devices in orthopedics. The Sensor Agreement required an initial payment of $50,000 and required future payments in the event that the Company decided to enter into a licensing and supply agreement with the third-party sensor company following the end of the research and development period. In August 2010, the Company exercised its option to enter into a non-exclusive license and supply agreement for an upfront payment of $250,000 (the “Non-Exclusive License Payment”). The Non-Exclusive License Payment was recorded as an intangible asset and will be amortized over its estimated useful life of ten years. In October 2010, the Company exercised its option to enter into an exclusive license and supply agreement which required an upfront payment of $500,000 and a future payment of $250,000 which is anticipated to be paid in the first quarter of 2011 (the “Exclusive License Payments”). The Exclusive License Payments will be recorded as an intangible asset and amortized over its estimated useful life of approximately five years. The Sensor Agreement was treated as a related party transaction because certain directors of the Company had a material interest in the third-party sensor company by virtue of their ownership of the third-party sensor company’s outstanding stock. The Company and the third-party sensor company are not entities under common control.

6. Intangible Assets

          The Company’s intangible assets are comprised of purchased patents, patent applications and licenses to intellectual property rights (the “Licenses”). The Licenses are amortized on a straight line basis over their estimated useful lives which range from approximately 5 to 13 years. See Note 7 for additional discussion of Licenses.

          The following tables present details of MAKO’s intangible assets:

	December 31,
(in thousands)	2010		2009
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Licenses	$7,880	9.4	$6,679	9.9
Z-Kat intellectual property (see Note 5)	3,166	8.0	―
	11,046	9.0	6,679	9.9
Less: accumulated amortization	(3,516)		(2,445)
Intangible assets, net	$7,530		$4,234

          Amortization expense related to intangible assets was approximately $1.1 million, $682,000 and $660,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

          The estimated future amortization expense of intangible assets for the next five years as of December 31, 2010 is as follows:

(in thousands)
2011	$1,279
2012	1,279
2013	1,273
2014	1,245
2015	1,198
Total	$6,274

7. Commitments and Contingencies

     Operating Leases

          In September 2010, the Company entered into an expanded ten year operating lease for the Company’s existing headquarters in Fort Lauderdale, Florida, to allow for expansion to support anticipated growth, and terminated the previous lease. Under the new lease, the Company has the option to renew its facility lease for two consecutive five year periods. The lease provides for periodic rent increases and requires the Company to pay the operating costs including taxes, insurance and maintenance. Rent expense on a straight-line basis was $624,000, $613,000 and $498,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The rent expense for the years ended December 31, 2010, 2009 and 2008 included the Company’s monthly variable operating costs of the facility.

          Future minimum lease commitments, excluding monthly variable operating costs, under the Company’s operating lease as of December 31, 2010 are as follows:

(in thousands)
2011	$290
2012	337
2013	352
2014	504
2015	657
Thereafter	3,683
Total	$5,823

     Purchase Commitments

          At December 31, 2010, the Company was committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating approximately $8.0 million.

     License and Royalty Agreements

          The Asset Purchase Agreement with Z-Kat includes licenses with third-party intellectual property rights for which the Company is obligated to make ongoing royalty payments of 2% on the sale of certain products or components thereof and minimum annual payments totaling $75,000.

          See Note 5 for further discussion of the Asset Purchase Agreement.

          In March 2006, the Company entered into a license agreement that covers a number of technologies related to the application of computers and robotics to surgery in exchange for a payment of $2 million upon execution of the agreement (the “Upfront License Fee”) and a deferred payment of $4 million payable upon a change of control, as defined (e.g., IPO, acquisition or change in voting ownership greater than 50.01%) (the “Deferred License Fee”). The license also requires royalty payments of 2% of the selling price of each RIO system. The Upfront License Fee and net present value of the Deferred License Fee were included in intangible assets in the accompanying balance sheets. The net present value of the Deferred License Fee obligation was approximately $3.4 million, net of a discount of $590,000 and was recorded as a long-term debt obligation as the Company believed it was probable at the inception of the agreement that the contingent obligation would become payable. The net present value of the Deferred License Fee was determined using an incremental borrowing rate of 8% and an expected payment date of approximately two years from the effective date of the license agreement. The discount on the debt obligation was being amortized over the estimated term of the Deferred License Fee obligation as interest expense which was approximately $45,000 for the year ended December 31, 2008, in the accompanying statements of operations. In February 2008, the Company paid the $4 million Deferred License Fee due upon completion of the Company’s IPO.

          In May 2009, the Company entered into a license agreement for patents relating to its RIO system (the “Robotic Arm License”). The Robotic Arm License requires running royalty payments of 1.8% on sales of Company’s RIO systems and requires annual minimum royalty payments on sales of the Company’s RIO systems inclusive of the running royalty payments. The minimum running royalties are estimated to be approximately $1.0 million for the year ended December 31, 2010, and increase annually thereafter through 2013. The minimum running royalties for the year ended December 31, 2013 and for each subsequent year through the term of the agreement are estimated to be approximately $1.7 million annually.

          Effective as of January 2010, the Company entered into a research and license agreement (the “Research and License Agreement”) associated with potential future products for use with the Company’s RIO system. The Research and License Agreement required an upfront payment of $300,000 for research services upon the execution of the agreement and requires an additional $500,000 to be paid quarterly over two years beginning in January 2011. The payments for research services are being expensed as research and development expense on a straight-line basis from January 2010 through December 2012, the period in which research services are being performed under the Research and License Agreement. The Research and License Agreement required a $200,000 upfront license payment upon execution of the agreement, running royalty payments of 3% on sales of products and processes covered under the Agreement and requires minimum royalty payments (inclusive of running royalty payments) not to exceed $250,000 over the term of agreement.

          The Company has other license agreements related to current product offerings and research and development projects. Upfront license fees paid for these agreements total approximately $2.1 million. Royalty payments related to these agreements are anticipated to range between 1% and 6% of future sales of the Company’s RIO system and components thereof and/or products. These royalty payments are subject to certain minimum annual royalty payments as shown in the schedule below. The terms of these license agreements continue until the related licensed patents and intellectual property rights expire, which is expected to range between 6 and 16 years. The net expense related to the Company’s license and royalty agreements was approximately $2.0 million, $1.5 million and $525,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

          As of December 31, 2010, future annual minimum royalty payments under the licenses and sublicenses are anticipated to be as follows:

(in thousands)
2011	$1,069
2012	1,554
2013	1,984
2014	2,034
2015	2,034
Thereafter	5,475
$14,150

     Development Agreements

          In June 2009, the Company entered into a Research and Development License and Supply Agreement (the “R&D Agreement”) associated with a potential future implant system for RIO-enabled hip MAKOplasty procedures. The R&D Agreement required an up-front payment of $450,000, and requires future milestone payments based on development progress. The aggregate milestone payments the Company is obligated to pay under the R&D Agreement are $1.6 million assuming the achievement of all development milestones. Through December 31, 2010, the Company paid the $450,000 up-front payment and $1.1 million of milestone payments which became due upon the achievement of the related milestones. The aggregate up-front payment and milestone payments of $2.0 million the Company is required to pay under the R&D Agreement were recognized as research and development expense on a straight-line basis from June 2009 through August 2010, the period in which development services were performed under the R&D Agreement. As of December 31, 2010, the Company had an accrued liability of $500,000 which will become payable upon the achievement of the final milestone under the R&D Agreement, which the Company believes is probable.

          In October 2010, the Company entered into a Strategic Alliance Agreement (the “Pipeline Agreement”) with Pipeline Biomedical Holdings, LLC (“Pipeline”) to develop and supply potential future advanced implant technologies for use with the Company’s RIO system, including the development of a MAKO-branded RESTORIS family of hip implant systems for use with the hip MAKOplasty application. Upon execution of the Pipeline Agreement on October 1, 2010, the Company issued and delivered to Pipeline 203,417 unregistered restricted shares of its common stock (the “Pipeline Shares”) as consideration for the rights granted to MAKO under the Pipeline Agreement. The restricted shares vest upon achievement of certain performance conditions within six months of the effective date of the Pipeline Agreement. If the performance conditions are not achieved, the Company may terminate the Pipeline Agreement at its option subject to a breakup fee not to exceed $800,000 (the “Breakup Fee”). The value of the Pipeline Shares will be recognized as a component of research and development expense on a straight line basis over 33 months from the effective date of the Pipeline Agreement through June 30, 2013 – the period over which Pipeline is expected to perform development services under the Pipeline Agreement. In accordance with ASC 505-50-30-30; however, no research and development expense associated with the services under the Pipeline Agreement will be recognized for the Pipeline Shares until achievement of the performance conditions. Although the Company believes the performance conditions will be met by Pipeline, as of December 31, 2010, the Company accrued $400,000 in expense for its obligation under the Breakup Fee. Upon achievement of the performance conditions, the Company will record an adjustment for the difference between the amount accrued to date for the Breakup Fee obligation and the ratable portion of the expense to be recognized for the Pipeline Shares from the effective date of the Pipeline Agreement to the achievement of the performance conditions. The total amount of expense to be recognized for the Pipeline Shares will be determined on the date the performance conditions are achieved. The Company has no further obligation beyond the previously issued Pipeline Shares to fund Pipeline’s research of implant technologies under the Pipeline Agreement. The Pipeline Agreement contains provisions under which Pipeline will supply the Company implants developed under the Pipeline Agreement. Subsequent to December 31, 2010, the performance conditions were achieved and the Pipeline Shares vested.

     Contingencies

          The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

8. Stockholders’ Equity

     Preferred Stock

          As of December 31, 2010 and 2009, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of December 31, 2010 and 2009, there were no shares of preferred stock issued or outstanding. All shares of Series A, B and C redeemable convertible preferred stock that were issued and outstanding as of December 31, 2007 converted into 10,945,080 shares of common stock upon closing of the Company’s IPO in February 2008.

     Common Stock

          As of December 31, 2010 and 2009, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

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

     Comprehensive Loss

          Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended December 31, 2010, 2009 and 2008, the Company recorded comprehensive losses of approximately $38.8 million, $34.1 million and $37.0 million, respectively. The difference between comprehensive loss and net loss for the years ended December 31, 2010, 2009 and 2008 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

     Employee Stock Purchase Plan

          In January 2008, the Company’s Board of Directors and stockholders approved the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). The 2008 Employee Stock Purchase Plan became effective upon closing of the IPO. The 2008 Employee Stock Purchase Plan authorizes the issuance of 625,000 shares of the Company’s common stock for purchase by eligible employees of the Company or any of its participating affiliates. The shares of common stock issuable under the 2008 Employee Stock Purchase Plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. The purchase price for a purchase period may not be less than 85% of the fair market value of the Company’s common stock on the first trading day of the applicable purchase period or the last trading day of such purchase period, whichever is lower. During the year ended December 31, 2010, the Company issued approximately 86,000 shares under the 2008 Employee Stock Purchase Plan. As of December 31, 2010, there were approximately 467,000 shares reserved for future grant under the 2008 Employee Stock Purchase Plan.

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

          During the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense was $6.4 million, $4.0 million and $3.3 million respectively. Included within stock-based compensation expense for the year ended December 31, 2010 were $4.8 million related to stock option grants, $1.3 million related to the partial vesting of shares of restricted stock granted to the Company’s CEO at various dates from 2006 through 2010, and $256,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

          The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2010 and 2011 was approximately 1,330,000 and 1,618,000, respectively.

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

          As of December 31, 2010, the Company had reserved shares of common stock for the issuance of common stock under the 2008 Employee Stock Purchase Plan, the exercise of warrants and the issuance of options granted under the 2008 Plan as follows:

(in thousands)
2008 Employee Stock Purchase Plan	625
Warrants to purchase common stock	2,076
2008 Plan	3,413
6,114

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2009	174	3,478	6.71
Shares reserved	1,330	―	―
Restricted stock issued	(175)	―	―
Shares swapped under the 2008 Plan	2	―	―
Options granted	(1,183)	1,183	12.41
Options exercised	―	(180)	3.48
Options forfeited under the 2004 Plan	―	(20)	6.96
Options forfeited under the 2008 Plan	56	(56)	8.75
Balance at December 31, 2010	204	4,405	$8.35

          The options outstanding and exercisable, by exercise price, at December 31, 2010 were as follows:

	Options Outstanding				Options Exercisable
(in thousands, except per share data)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Range of Exercise Prices:
$0.67	233		$0.67		233		$0.67
$1.27 – $2.48	664		$1.75		647		$1.73
$6.90 – $8.06	1,410		$7.94		616		$7.96
$8.27 – 11.41	949		$10.50		604		$10.52
$11.95 – 15.12	1,149		$12.44		211		$12.39
	4,405	7.54	$8.35	$30,272	2,311	6.72	$6.56	$20,023

(1)

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.22 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

          As of December 31, 2010, approximately 4,308,000 options were vested and expected to vest at a weighted average exercise price of $8.31 per share, a weighted average contractual life of 7.5 years and aggregate intrinsic value of $29.8 million.

          The weighted average fair values of options granted were $6.48, $4.43 and $5.08 for the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of shares vested was approximately $4.6 million, $2.8 million and $1.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised was $1.6 million, $1.0 million and $491,000 for the years ended December 31, 2010, 2009 and 2008.

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2010, there was total unrecognized compensation cost of approximately $10.5 million, net of estimated forfeitures, related to non-vested stock option grants to the Company’s employees and non-employee directors. The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.5 years as of December 31, 2010.

          On February 4, 2010, the Company issued 100,000 shares of restricted stock to its CEO at a fair value of $1.2 million, or $11.95 per share, on the date of issuance. The restricted stock will vest over a four-year period. On April 13, 2010, the Company issued 75,000 shares of restricted stock to its CEO at a fair value of approximately $476,000 on the date of issuance. The April 13, 2010 grant is subject to performance conditions based on the achievement of certain performance metrics. Upon satisfaction of the performance conditions, 50% of the shares will vest on March 13, 2013 and 50% of the shares will vest on March 13, 2014. For the year ended December 31, 2010, 28,307 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the Company’s CEO. As of December 31, 2010, 879,723 shares of restricted stock granted to the Company’s CEO were issued and outstanding.

          Restricted stock activity for the year ended December 31, 2010 is as follows:

(in thousands, except per share data)	Shares	Weighted Average Fair Value
Unvested shares at December 31, 2009	222	$8.86
Unvested shares at December 31, 2010	300	$7.64
Shares granted in 2010	175	9.55
Shares vested in 2010	97	10.30

          As of December 31, 2010, the remaining stock-based compensation expense for the restricted stock awards was approximately $2.3 million, which will be recognized on a straight line basis over a remaining weighted average period of 2.38 years.

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

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Stock Option Plans	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.04% - 3.36%	1.99% - 3.53%	1.59% - 3.62%
Expected life	6.25 years	6.25 years	6.25 years
Expected dividends	―	―	―
Expected volatility	50.15% - 50.74%	54.43% - 57.71%	56.36% - 58.31%

          The Company estimates the fair value of each share of stock which will be issued under the 2008 Employee Stock Purchase Plan based upon its stock prices at the beginning of each offering period using a Black-Scholes-Merton pricing model and amortizes that value to expense over the plan purchase period. The fair values determined for the years ended December 31, 2010, 2009 and 2008, as well as the assumptions used in calculating those values are as follows:

2008 Employee Stock Purchase Plan	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2010	2009	2008
Fair Value	$2.21 - $3.68	$1.82 - $2.54	$1.82 - $1.89
Assumptions
Risk-free interest rate	0.12% - 0.60%	0.60% - 3.20%	1.87% - 3.29%
Expected life	0.25 years	0.25 years	0.25 years
Expected dividends	―	―	―
Expected volatility	34.50% - 52.08%	34.50% - 60.68%	57.05% - 60.68%

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

          Volatility. Since the Company was a private entity until February 2008 with no historical data regarding the volatility of its common stock, the expected volatility used for the years ended December 31, 2010, 2009 and 2008, is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

     Warrants

          In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants are immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of December 31, 2010 and 2009, 425,915 and 451,916 warrants were outstanding and exercisable, respectively.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of December 31, 2010, all the warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of December 31, 2010, all the warrants were outstanding and exercisable.

9. Income Taxes

     The provision for income taxes is as follows:

(in thousands)	Years Ended
	December 31, 2010		December 31, 2009		December 31, 2008
Current income taxes:
Federal	$	―	$	―	$	―
State		68		56		―
Total current income taxes		68		56		―
Deferred income taxes		(14,184)		(12,593)		(13,031)
Change in valuation allowance		14,184		12,593		13,031
Provision for income taxes		$68		$56	$	―

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

          No current or deferred income taxes were recorded for the years ended December 31, 2010, 2009 and 2008, as the Company’s income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

          At December 31, 2010, 2009 and 2008, the Company had federal and state net operating loss carryforwards of approximately $129.6 million, $100.2 million and $60 million, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2024 through 2030.

          The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carryforwards, following an ownership change of the Company. Note that as a result of the Company’s equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act.

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

(in thousands)	December 31,
	2010		2009
Current deferred income tax assets:
Deferred revenue		$1,256		$212
Reserves		619		―
Accrued expenses		502		―
Total current deferred income tax assets		2,377		212

Noncurrent deferred income tax assets:
Net operating loss carryforwards		51,163		38,650
Amortization		591		404
Other		10		481
Total noncurrent deferred income tax assets		51,764		39,535

Current deferred income tax liabilities:
Other deferred income tax liabilities		―		(2)
Total current deferred income tax liabilities		―		(2)

Noncurrent deferred income tax liabilities:
Other deferred income tax liabilities		(213)		―
Total noncurrent deferred income tax liabilities		(213)		―

Less valuation allowance		(53,928)		(39,745)
Total deferred income tax assets, net	$	―	$	―

          Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

          The reconciliation of the income tax provision computed at the U.S. federal statutory rate to income tax provision is as follows:

	Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Tax at U.S. statutory rate	(35.00)%	(35.00)%	(35.00)%
State taxes, net of federal impact	(4.49)%	(3.28)%	(3.26)%
Non-deductible items	5.46%	2.92%	3.13%
Return to provision differences	(2.44)%	―	―
Change in valuation allowance	36.66%	35.13%	35.14%
Other, net	(0.19)%	0.23%	(0.01)%
Effective income tax rate	0.00%	0.00%	0.00%

          In accordance with ASC 740, the Company has decided to classify any interest and penalties as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company’s primary tax jurisdictions are in the United States and in multiple state jurisdictions. The tax years from 2005 through 2010 remain open and are subject to examination by the appropriate governmental agencies.

10. Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	2010
	Q1	Q2	Q3	Q4 (1)
Revenue	$7,249	$10,251	$12,014	$14,782
Gross profit	3,253	6,580	7,455	8,835
Loss from operations	(11,470)	(8,587)	(9,006)	(9,873)
Net loss attributable to common stockholders	(11,408)	(8,524)	(8,938)	(9,817)
Net loss per share – basic and diluted attributable to common stockholders	(0.34)	(0.26)	(0.27)	(0.26)

(1)

During the fourth quarter of 2010, the Company determined that it had incorrectly recognized revenue and expenses associated with the initial warranty obligation and maintenance services included in all previous RIO system sales. Accordingly, in the fourth quarter of 2010, the Company recorded an adjustment to decrease revenue by $1.2 million, to reverse the accrual for its warranty and maintenance obligation by $552,000 and to increase net loss by $644,000, or $(0.02) per basic and diluted share. The adjustment arose over the quarters throughout 2009 and 2010 and did not materially affect the Company’s trend in earnings. As the adjustment was related to the correction of an error, the Company performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, the Company concluded that the effect of the error was not material to the quarters and years in the two year period ended December 31, 2010 from both a quantitative and qualitative perspective.

(in thousands, except per share data)	2009
	Q1 (2)	Q2 (2)	Q3	Q4
Revenue	$3,727	$14,904	$6,726	$8,851
Gross profit	697	4,685	2,830	4,542
Loss from operations	(9,102)	(6,491)	(9,447)	(9,356)
Net loss attributable to common stockholders	(8,885)	(6,424)	(9,439)	(9,275)
Net loss per share – basic and diluted attributable to common stockholders	(0.36)	(0.26)	(0.33)	(0.28)

(2)

Revenue for the first and second quarters of 2009 includes approximately $2.5 million and $8.8 million, respectively, of revenue from previously deferred unit sales of our TGS. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

          Under the supervision and with the participation of our management, including the certifying officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by our independent registered public account firm, as stated in their report, which is included herein.

          During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Section 16(a) Beneficial Ownership Reporting Compliance

•	Election of Directors

•	Board of Directors and Corporate Governance

•	Executive Officers

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Director Compensation

•	Compensation Discussion and Analysis

•	Compensation Committee Report

•	Executive Compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Principal Stockholders

          The information under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” in this annual report on Form 10-K is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Board of Directors and Corporate Governance – Independent Directors

•	Certain Relationships and Related Person Transactions

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

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

(b) Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, dated February 20, 2008 (2)

3.2	Fourth Amended and Restated Bylaws of the Registrant effective October 31, 2008 (6)

4.1	Securities Purchase Agreement by and among the Registrant and Investors named therein, dated as of October 28, 2008 (6)

4.2	Form of Warrant (6)

4.3	Form of Call Warrant (6)

10.1	Form of Indemnity Agreement for Directors and Executive Officers (3)

10.2+	2004 Stock Incentive Plan and forms of agreements related thereto (3)

10.3+	2008 Omnibus Incentive Plan (3)

10.4+	2008 Employee Stock Purchase Plan (3)

10.5+	Amended Employment Agreement, dated as of November 12, 2007, by and between Registrant and Maurice R. Ferré, M.D (3)

10.6	Lease, by and between Registrant and Westport Business Park Associates LLP, dated September 8, 2010 (1)

10.7+	Form of Incentive Stock Option Agreement related to the 2008 Omnibus Incentive Plan (4)

10.8+	Employment Agreement between Registrant and Duncan Moffat, effective as of April 28, 2008 (5)

10.9+	Form of Non-Qualified Stock Option Agreement related to the 2008 Omnibus Incentive Plan (5)

10.10+	Form of Restricted Stock Unit Agreement related to the 2008 Omnibus Incentive Plan (5)

10.11+	Form of Subscription Agreement related to the 2008 Employee Stock Purchase Plan (12)

10.12+	Amendment to Amended Employment Agreement by and between Registrant and Maurice R. Ferré, M.D., effective February 13, 2009 (7)

10.13+	Amended and Restated Employment Agreement by and between Registrant and Fritz L. LaPorte, effective February 13, 2009 (7)

10.14+	Amended and Restated Employment Agreement by and between Registrant and Menashe R. Frank, effective February 13, 2009 (7)

10.15+	Amended and Restated Employment Agreement by and between Registrant and Steven J. Nunes, effective February 13, 2009 (7)

10.16+	Employment Agreement by and between Registrant and Ivan Delevic, effective April 27, 2009 (8)

10.17+	2010 Leadership Cash Bonus Plan (9)

10.18+	2010 Performance Bonus Plan for S. Nunes – SVP of Sales & Marketing (9)

10.19+	Second Amendment to Amended Employment Agreement by and between Registrant and Maurice R. Ferré, M.D., effective February 17, 2010 (9)

10.20+	Employment Agreement between Registrant and James E. Keller, effective as of March 22, 2010 (10)

10.21+	Employment Agreement between Registrant and Richard Leparmentier, effective as of March 29, 2010 (11)

10.22+	First Amendment to Employment Agreement between Registrant and Ivan Delevic, effective as of April 13, 2010 (12)

10.23+	Restricted Stock Agreement dated April 13, 2010 issued to Maurice R. Ferré (13)

10.24+	2011 Leadership Cash Bonus Plan (14)

10.25+	Restricted Stock Agreement dated February 3, 2011 issued to Maurice R. Ferré (14)

23	Consent of Independent Registered Public Accounting Firm (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 (1)

99.1	Registration Rights Agreement by and between Registrant and Z-Kat, Inc. dated February 25, 2010 (15)

(1)	Filed herewith

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007 filed with the SEC on March 31, 2008

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on September 19, 2007 (Registration No. 333-146162)

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2008

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2008

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2009

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2010

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2010

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2010

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2010

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2011

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009 filed with the SEC on March 10, 2010

+	Indicates management contract or compensatory plan.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Maurice R. Ferré, M.D.
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)
Dated: March 10, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice R. Ferré, M.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2011
Maurice R. Ferré, M.D.

/s/ Fritz L. LaPorte	Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 10, 2011
Fritz L. LaPorte

/s/ S. Morry Blumenfeld, Ph.D.	Director	March 10, 2011
S. Morry Blumenfeld, Ph.D.

/s/ Christopher C. Dewey	Director	March 10, 2011
Christopher C. Dewey

/s/ Charles W. Federico	Director	March 10, 2011
Charles W. Federico

/s/ John G. Freund, M.D.	Director	March 10, 2011
John G. Freund, M.D.

/s/ Frederic H. Moll, M.D.	Director	March 10, 2011
Frederic H. Moll, M.D.

/s/ Richard R. Pettingill	Director	March 10, 2011
Richard R. Pettingill

/s/ William D. Pruitt	Director	March 10, 2011
William D. Pruitt

/s/ John J. Savarese, M.D.	Director	March 10, 2011
John J. Savarese, M.D.

EXHIBIT INDEX

Exhibit No.	Description
10.6	Lease, by and between Registrant and Westport Business Park Associates LLP, dated September 8, 2010

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350