Form 10-Q
period 2011-06-30
MAKO Surgical Corp.
filed 2011-08-09
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2011:

Class	Outstanding at July 29, 2011
Common Stock	41,445,165

MAKO Surgical Corp.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.
Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$7,371	$27,108
Short-term investments	52,346	46,401
Accounts receivable, net of allowances of $154 and $0, at June 30, 2011 and December 31, 2010, respectively	12,018	11,560
Inventory	14,657	10,504
Deferred cost of revenue	97	―
Prepaids and other assets	2,238	1,283
Total current assets	88,727	96,856
Long-term investments	17,051	23,283
Property and equipment, net	11,139	9,212
Intangible assets, net	6,890	7,530
Other assets	165	198
Total assets	$123,972	$137,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,181	$1,518
Accrued compensation and employee benefits	3,456	5,546
Other accrued liabilities	6,013	5,064
Deferred revenue	3,596	3,071
Total current liabilities	15,246	15,199

Deferred revenue, non-current	75	109
Total liabilities	15,321	15,308

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 40,896,458 and 39,945,467 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	41	40
Additional paid-in capital	282,470	274,712
Accumulated deficit	(173,786)	(152,882)
Accumulated other comprehensive loss	(74)	(99)
Total stockholders’ equity	108,651	121,771
Total liabilities and stockholders’ equity	$123,972	$137,079

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Procedures	$7,676	$4,240	$14,143	$7,868
Systems – RIO	9,474	5,672	14,838	9,062
Service	1,429	339	2,624	570
Total revenue	18,579	10,251	31,605	17,500
Cost of revenue:
Procedures	1,716	1,111	3,514	3,066
Systems – RIO	3,488	2,383	5,526	4,123
Service	274	177	533	478
Total cost of revenue	5,478	3,671	9,573	7,667
Gross profit	13,101	6,580	22,032	9,833
Operating costs and expenses:
Selling, general and administrative	17,137	10,717	31,946	21,535
Research and development	5,015	3,701	9,209	6,984
Depreciation and amortization	977	749	1,952	1,371
Total operating costs and expenses	23,129	15,167	43,107	29,890
Loss from operations	(10,028)	(8,587)	(21,075)	(20,057)
Interest and other income	120	64	212	172
Loss before income taxes	(9,908)	(8,523)	(20,863)	(19,885)
Income tax expense	1	1	41	47
Net loss	$(9,909)	$(8,524)	$(20,904)	$(19,932)
Net loss per share – Basic and diluted	$(0.24)	$(0.26)	$(0.52)	$(0.60)

Weighted average common shares outstanding – Basic and diluted	40,605	33,419	40,358	33,300

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except share data)
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net loss	$(20,904)	$(19,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,081	1,092
Amortization of intangible assets	640	476
Stock-based compensation	4,946	2,930
Inventory write-down	28	1,107
Amortization of premium on investment securities	195	299
Loss on asset impairment	148	986
Provision for doubtful accounts	154	―
Issuance of restricted stock under development agreement (Note 5)	1,080	―
Changes in operating assets and liabilities:
Accounts receivable	(612)	(2,561)
Inventory	(5,583)	(4,410)
Deferred cost of revenue	(97)	―
Prepaid and other assets	(955)	(599)
Other assets	33	(6)
Accounts payable	663	508
Accrued compensation and employee benefits	(2,090)	(1,128)
Other accrued liabilities	949	1,881
Deferred revenue	491	(118)
Net cash used in operating activities	(18,833)	(19,475)
Investing activities:
Purchase of investments	(22,703)	(8,522)
Proceeds from sales and maturities of investments	22,820	22,830
Acquisition of property and equipment	(2,754)	(1,997)
Acquisition of intangible assets	―	(113)
Net cash (used in) provided by investing activities	(2,637)	12,198
Financing activities:
Proceeds from employee stock purchase plan	469	322
Exercise of common stock options and warrants for cash	1,930	317
Payment of payroll taxes relating to vesting of restricted stock	(666)	(236)
Net cash provided by financing activities	1,733	403
Net decrease in cash and cash equivalents	(19,737)	(6,874)
Cash and cash equivalents at beginning of period	27,108	17,159
Cash and cash equivalents at end of period	$7,371	$10,285

Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$1,402	$733
Issuance of restricted stock under development agreement (Note 5)	1,080	―
Issuance of stock to a related party for intangible assets	―	3,054
Receipt of 30,585 and 18,112 shares of common stock delivered in payment of payroll taxes for the six months ended June 30, 2011 and 2010, respectively	666	236

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)

1. Organization and Basis of Presentation

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

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2010 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2011 may not be indicative of the results to be expected for the entire year or any future periods.

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

          The Company expects to derive most of its revenue from capital sales of its RIO® Robotic Arm Interactive Orthopedic (“RIO”) system, current and future applications to the RIO system, including the hip MAKOplasty application, recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve broad commercial acceptance of MAKOplasty or obtain regulatory clearances or approvals for future products, including products to treat other joints of the human body, its revenue would be adversely affected and the Company would not become profitable.

          The Company’s current versions of its RIO system, its RESTORIS® unicompartmental and RESTORIS MCK multicompartmental knee implant systems have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied any such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

2. Summary of Significant Accounting Policies

Revenue Recognition

          Revenue is generated: from (1) unit sales of the Company’s RIO system, including associated instrumentation, installation services and training; (2) sales of implants and disposable products; and (3) sales of warranty and maintenance services. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

          The Company’s multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) RIO system sales; (2) sales of implants and disposable products; and (3) warranty and maintenance services on the RIO system hardware. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.

RIO system sales: Revenues related to RIO system sales are recognized upon installation of the system, training of at least one surgeon, which typically occurs prior to or concurrent with the RIO system installation, and customer acceptance, if required.

2.

Procedure revenue: Revenues from the sale of implants and disposable products utilized in MAKOplasty procedures are recognized at the time of sale (i.e., at the time of the related surgical procedure).

3.

Service revenue: Revenues from warranty and maintenance services, including extended warranty services, on the RIO system hardware are deferred and recognized ratably over the service period until no further obligation exists. Sales of the Company’s RIO system generally include a one-year warranty and maintenance obligation for services. Costs associated with providing warranty and maintenance services are expensed to cost of revenue as incurred.

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

          Sales of implants and disposable products to independent international distributors generally provide for a right of return. Accordingly, no revenue is recognized for these sales until the right of return expires or is waived. Sales of the Company’s RIO system to international distributors generally do not provide the distributor with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. The one-year warranty for RIO system sales to international distributors is limited to replacing parts within the warranty period and does not provide for maintenance services. The Company accrues for the estimated costs of providing the one-year warranty for RIO system sales to international distributors upon installation as a component of cost of revenue – systems, in the statements of operations.

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

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of June 30, 2011 consisted primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

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

Inventory

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. The Company writes down inventory, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements. As of June 30, 2011 and December 31, 2010, capitalized manufacturing overhead included in inventory was $2.1 million and $1.7 million, respectively.

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

(in thousands)	June 30,
	2011	2010
Stock options outstanding	4,922	4,495
Warrants to purchase common stock	1,849	2,043
Unvested restricted stock	509	333
Total	7,280	6,871

3. Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in interest and other income. During the six months ended June 30, 2011 and 2010, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of June 30, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$35,795	$32	$(1)	$35,826
Certificates of deposit	16,081	1	(62)	16,020
U.S. corporate debt	500	―	―	500
Long-term investments:
U.S. government agencies	6,824	36	―	6,860
Certificates of deposit	10,271	―	(80)	10,191
Total investments	$69,471	$69	$(143)	$69,397

          As of December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$34,483	$4	$(16)	$34,471
Certificates of deposit	10,453	1	(28)	10,426
U.S. corporate debt	1,501	3	―	1,504
Long-term investments:
U.S. government agencies	17,251	2	(8)	17,245
Certificates of deposit	6,095	―	(57)	6,038
Total investments	$69,783	$10	$(109)	$69,684

          As of June 30, 2011, all short-term investments had maturity dates of less than one year. As of June 30, 2011 and December 31, 2010, all long-term investments had maturity dates between one and three years.

Fair Value Measurements

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$35,826	$5,264	$30,562	$	―
Certificates of deposit	16,020	―	16,020		―
U.S. corporate debt	500	―	500		―
Long-term investments:
U.S. government agencies	6,860	1,527	5,333		―
Certificates of deposit	10,191	―	10,191		―
Total investments	$69,397	$6,791	$62,606	$	―

          Level 2 securities are priced using quoted market prices for similar instruments or discounted cash flow techniques. Prior to January 1, 2011, the Company classified certain investments as Level 1 and, upon further review, has subsequently determined to classify them as Level 2. In the first quarter of 2011, the Company transferred $61.2 million of assets previously classified within Level 1 to Level 2. It was determined that the fair value of such investments is based off Level 2 valuation techniques, and not identical assets in active markets, as defined within Level 1 valuation techniques. This transfer had no impact on the fair value of the Company’s investments as stated in any of the periods presented. No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the three months and six months ended June 30, 2011.

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4. Inventory

          Inventory consisted of the following:

(in thousands)	June 30, 2011	December 31, 2010

Raw materials	$4,141	$2,522
Work-in-process	1,363	972
Finished goods	9,153	7,010
Total inventory	$14,657	$10,504

          The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, additional future write-offs of the Company’s inventory may occur.

5. Commitments and Contingencies

Purchase Commitments

          At June 30, 2011, the Company was committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating $13.0 million.

Contingencies

          The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

Development Agreement

          In October 2010, the Company entered into a Strategic Alliance Agreement (the “Pipeline Agreement”) with Pipeline Biomedical Holdings, LLC (“Pipeline”) to develop and supply potential future advanced implant technologies for use with the Company’s RIO system, including the development of a MAKO-branded RESTORIS family of hip implant systems for use with the hip MAKOplasty application. Upon execution of the Pipeline Agreement on October 1, 2010, the Company issued and delivered to Pipeline 203,417 unregistered restricted shares of its common stock (the “Pipeline Shares”) as consideration for the rights granted to MAKO under the Pipeline Agreement. The Pipeline Shares vested in the first quarter of 2011 upon achievement of certain performance conditions (the “Performance Conditions”). If the Performance Conditions were not achieved, the Company could have terminated the Pipeline Agreement at its option subject to a breakup fee not to exceed $800,000 (the “Breakup Fee”). Although the Company believed Pipeline would achieve the Performance Conditions, as of December 31, 2010, the Company accrued $400,000 in expense for its obligation under the Breakup Fee.

          The total value of $4.0 million to be recognized for the value of the Pipeline Shares was determined in the first quarter of 2011 on the date the performance conditions were achieved and the Pipeline Shares vested. The value of the Pipeline Shares is being recognized as a component of research and development expense on a straight line basis over 33 months from the effective date of the Pipeline Agreement through June 30, 2013 – the period over which Pipeline is expected to perform development services under the Pipeline Agreement. In accordance with ASC 505-50; however, no research and development expense associated with the services under the Pipeline Agreement was to be recognized for the Pipeline Shares until achievement of the Performance Conditions.

          Upon achievement of the Performance Conditions, the Company recognized $320,000 in expense in the first quarter of 2011, which represented the difference between the amount accrued in 2010 for the Breakup Fee obligation and the ratable portion of the expense to be recognized for the Pipeline Shares from the effective date of the Pipeline Agreement through March 31, 2011. The remaining value of the Pipeline Shares is being recognized on a straight line basis through June 30, 2013. As of June 30, 2011, the Company had recognized $1.1 million of expense related to the Pipeline Shares. The Company has no further obligation beyond the previously issued Pipeline Shares to fund Pipeline’s research of implant technologies under the Pipeline Agreement. The Pipeline Agreement contains provisions under which Pipeline will supply the Company implants developed under the Pipeline Agreement.

6. Stockholders’ Equity

Preferred Stock

          As of June 30, 2011 and December 31, 2010, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of June 30, 2011 and December 31, 2010, there were no shares of preferred stock issued or outstanding.

Common Stock

          As of June 30, 2011 and December 31, 2010, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

Comprehensive Loss

          Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended June 30, 2011 and 2010, the Company recorded comprehensive losses of $9.9 million and $8.5 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded comprehensive losses of approximately $20.9 million and $19.9 million, respectively. The difference between comprehensive loss and net loss for the three and six months ending June 30, 2011 and 2010 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

          On February 3, 2011, the Company issued 300,000 shares of restricted stock to its chief executive officer (“CEO”) at a fair value of $2.3 million on the date of issuance. The February 3, 2011 grant is subject to performance conditions based on the achievement of certain performance metrics. Upon satisfaction of the performance conditions, 50% of the shares will vest on March 31, 2013 and 50% of the shares will vest on March 31, 2014.

          During the six months ended June 30, 2011, 30,585 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the CEO. As of June 30, 2011, 1,149,138 shares of restricted stock granted to the CEO were issued and outstanding.

          During the three months ended June 30, 2011 and 2010, stock-based compensation expense was $2.6 million and $1.6 million, respectively. Included within stock-based compensation expense for the three months ended June 30, 2011 were $2.0 million related to stock option grants, $558,000 related to restricted stock granted to the Company’s CEO at various dates from 2007 through 2011, and $109,000 related to employee stock purchases under the MAKO Surgical Corp. 2008 Employee Stock Purchase Plan (the “2008 Employee Stock Purchase Plan”). During the six months ended June 30, 2011 and 2010, stock-based compensation expense was $4.9 million and $2.9 million, respectively. Included within stock-based compensation expense for the six months ended June 30, 2011 were $3.7 million related to stock option grants, $1.0 million related to restricted stock granted to the Company’s CEO at various dates from 2007 through 2011, and $185,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

          The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), its 2008 Omnibus Incentive Plan (the “2008 Plan,” and together with the 2004 Plan, the “Plans”), and its 2008 Employee Stock Purchase Plan are described in the notes to financial statements in the Form 10-K. Generally, the Company’s outstanding stock options vest over four years. Stock options granted to certain non-employee directors prior to 2010 generally vest over three years; however, stock options granted to non-employee directors after January 1, 2010 generally vest over one year. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant.

          The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2011 was 1,618,000.

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	204	4,405	$8.35
Shares reserved	1,618	―	―
Shares swapped under the 2008 Plan	8	―	―
Restricted stock issued	(300)	―	―
Options granted	(1,140)	1,140	16.75
Options exercised	―	(499)	4.37
Options forfeited under the 2004 Plan	―	(9)	11.10
Options forfeited under the 2008 Plan	115	(115)	11.84
Balance at June 30, 2011	505	4,922	10.61

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2011, there was total unrecognized compensation cost of $19.2 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.6 years as of June 30, 2011.

          The estimated grant date fair values of the stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Six Months Ended June 30,
	2011	2010
Risk-free interest rate	2.22% - 2.92%	2.78% - 3.36%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	49.22% - 50.12%	50.33% - 50.74%

Warrants

          In December 2004, the Company issued at the purchase price of $0.03 per share warrants to purchase 462,716 shares of common stock. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of June 30, 2011, 316,296 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of June 30, 2011, 1,209,678 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per warrant and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of June 30, 2011, all the warrants were outstanding and exercisable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of the MAKOplasty® solution; the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO® Robotic Arm Interactive Orthopedic system, or RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth including projections regarding systems installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to intended product launches, decreases in sales of our principal product lines, increases in expenditures related to increased or changing governmental regulation or taxation of our business, unanticipated issues in complying with regulatory requirements related to MAKO’s current products or securing regulatory clearance or approvals for new products or upgrades or changes to our current products, the impact of the recently enacted United States healthcare reform legislation on hospital spending, reimbursement, and the taxing of medical device companies, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop, market, and defend our products. These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

          We have incurred net losses in each year since our inception and, as of June 30, 2011, we had an accumulated deficit of $173.8 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products, including our hip MAKOplasty application and associated implant systems.

     Recent business events and key milestones in the development of our business include the following:

          • During the six month period ended June 30, 2011, we sold nineteen RIO systems, including seventeen domestic commercial sales and two international commercial sales, increasing our worldwide commercial installed base to 86 systems.

• A total of 2,861 MAKOplasty procedures were performed worldwide during the six month period ended June 30, 2011, representing an 88% increase over the same period in 2010.

          • In the first quarter of 2011, we received a binding commitment for the establishment of eleven new MAKOplasty sites from Health Management Associates, Inc., six of which were included in the nineteen RIO system sales in the six month period ended June 30, 2011.

• Recently, we received notification from the U.S. Patent and Trademark Office of the allowance of our MAKOplasty patent application, entitled “Haptic Guidance System and Method,” which claims what we believe are fundamental elements of any viable robotic solution for orthopedic surgery. Additionally, we expanded the scope of our existing worldwide license to the entire patent portfolio of Immersion Corporation to provide MAKO with exclusive rights in the field of robotic orthopedics.

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

1.

RIO system sales: Revenues related to RIO system sales are recognized upon installation of the system, training of at least one surgeon, which typically occurs prior to or concurrent with the RIO system installation, and customer acceptance, if required.

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

          The generation of recurring revenue through sales of our implants, disposable products and warranty service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of our RIO system to generate recurring sales of implants and disposable products and as we expand our RIO applications and implant product offering.

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

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation and benefits, for sales, marketing, training, clinical research, operations, regulatory, quality, executive, finance, legal and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, depreciation on loaned implant instrumentation to customers, and recruiting and other human resources expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our future product offerings.

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

Critical Accounting Policies

          There have been no significant changes in our critical accounting policies during the six months ended June 30, 2011 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2010.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

          Revenue. Revenue was $18.6 million for the three months ended June 30, 2011, compared to $10.3 million for the three months ended June 30, 2010. The increase in revenue of $8.3 million, or 81%, was primarily due to a $3.4 million, or 81%, increase in procedure revenue, a $3.8 million, or 67%, increase in RIO system revenue and a $1.1 million, or 322%, increase in service revenue. The $3.4 million increase in procedure revenue was attributable to an increase in MAKOplasty procedures performed during the three months ended June 30, 2011 as compared with the three months ended June 30, 2010. There were 1,557 MAKOplasty procedures performed during the three months ended June 30, 2011 compared to 793 MAKOplasty procedures performed during the three months ended June 30, 2010. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average utilization per system and average selling price per procedure. The $3.8 million increase in RIO system revenue was attributable to $9.5 million of revenue from twelve unit sales of our RIO system, including ten domestic commercial sales and two international commercial sales, during the three months ended June 30, 2011, as compared to the recognition of $5.7 million of revenue from seven unit sales of our RIO system, including six domestic commercial sales and one international demonstration system, during the three months ended June 30, 2010. RIO system revenue for the three months ended June 30, 2011 was reduced by $822,000 for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO. This deferred revenue will be recognized in service revenue over a twelve-month period. The $1.1 million increase in service revenue was attributable to revenue recognized from warranty and maintenance services on the RIO system hardware. Prior to the fourth quarter of 2010, we did not attribute revenue to the first year warranty and maintenance obligation for services. We expect our revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of MAKOplasty procedures performed increases in future periods.

          Cost of Revenue. Cost of revenue was $5.5 million for the three months ended June 30, 2011, compared to $3.7 million for the three months ended June 30, 2010. The increase in cost of revenue of $1.8 million, or 49%, was primarily due to an increase in MAKOplasty procedures performed and to the recognition of the direct cost of revenue from twelve unit sales of our RIO system during the three months ended June 30, 2011 as compared to the recognition of the cost of revenue from seven unit sales of our RIO system during the three months ended June 30, 2010. This was partially offset by lower per system material costs and lower per procedure material costs for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. We expect our cost of revenue to continue to increase as unit sales of our RIO system increase in future periods and the number of MAKOplasty procedures performed increases in future periods.

          Selling, General and Administrative. Selling, general and administrative expense was $17.1 million for the three months ended June 30, 2011, compared to $10.7 million for the three months ended June 30, 2010. The increase of $6.4 million, or 60%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 256 as of June 30, 2010 to 354 as of June 30, 2011. Of the 98 employee increase, 62 were in sales and marketing. Selling, general and administrative expense for the three months ended June 30, 2011 included $2.2 million of stock-based compensation expense compared to $1.4 million for the three months ended June 30, 2010. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2011 combined with the increase in the price of our common stock. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees and sales and training programs necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increased number of employees, facilities and operating costs necessary to support our continued growth in operations.

          Research and Development. Research and development expense was $5.0 million for the three months ended June 30, 2011, compared to $3.7 million for the three months ended June 30, 2010. The increase of $1.3 million, or 36%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our hip MAKOplasty application and associated implant systems. Research and development expense for the quarter ended June 30, 2011 was also impacted by $360,000 of expense incurred under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC as discussed in Item 1, Financial Statements, Note 5 to the Condensed Financial Statements. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products, including our hip MAKOplasty application and associated implant systems.

          Depreciation and Amortization. Depreciation and amortization expense was $977,000 for the three months ended June 30, 2011, compared to $749,000 for the three months ended June 30, 2010. The increase of $228,000, or 30%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2011 due to the growth in our business and the expansion of our facilities in 2010 to accommodate the increase in employees and operational activities necessary to support such growth.

          Interest and Other Income. Interest and other income was $120,000 for the three months ended June 30, 2011, compared to $64,000 for the three months ended June 30, 2010. The increase of $56,000, or 88%, was primarily due to higher average outstanding cash and investment balances during 2011 from the net proceeds of a public offering of our common stock in November 2010.

          Income Taxes. No federal income taxes were recognized for the three months ended June 30, 2011 and 2010, due to net operating losses in each period. State and local income taxes were $1,000 for the three months ended June 30, 2011, representing no change from the $1,000 for the three months ended June 30, 2010. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no current or deferred income taxes were recorded for the three months ended June 30, 2011 and 2010, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

          Revenue. Revenue was $31.6 million for the six months ended June 30, 2011, compared to $17.5 million for the six months ended June 30, 2010. The increase in revenue of $14.1 million, or 81%, was primarily due to a $6.3 million, or 80%, increase in procedure revenue, a $5.8 million, or 64%, increase in RIO system revenue and a $2.1 million, or 360%, increase in service revenue. The $6.3 million increase in procedure revenue was attributable to an increase in MAKOplasty procedures performed during the six months ended June 30, 2011 as compared with the six months ended June 30, 2010. There were 2,861 MAKOplasty procedures performed during the six months ended June 30, 2011 compared to 1,524 MAKOplasty procedures performed during the six months ended June 30, 2010. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average utilization per system and average selling price per procedure. The $5.8 million increase in RIO system revenue was attributable to $14.8 million of revenue from nineteen unit sales of our RIO system, including seventeen domestic commercial sales and two international commercial sales, during the six months ended June 30, 2011, as compared to the recognition of $9.1 million of revenue from eleven unit sales of our RIO system, including ten domestic commercial sales and one international demonstration system, during the six months ended June 30, 2010. RIO system revenue for the six months ended June 30, 2011 was reduced by $1.4 million for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO. This deferred revenue will be recognized in service revenue over a twelve-month period. The $2.1 million increase in service revenue was attributable to revenue recognized from warranty and maintenance services on the RIO system hardware. Prior to the fourth quarter of 2010, we did not attribute revenue to the first year warranty and maintenance obligation for services.

          Cost of Revenue. Cost of revenue was $9.6 million for the six months ended June 30, 2011, compared to $7.7 million for the six months ended June 30, 2010. The increase in cost of revenue of $1.9 million, or 25%, was primarily due to an increase in MAKOplasty procedures performed and to the recognition of the direct cost of revenue from nineteen unit sales of our RIO system during the six months ended June 30, 2011 as compared to the recognition of the cost of revenue from eleven unit sales of our RIO system during the six months ended June 30, 2010. This was partially offset by lower per system material costs and lower per procedure material costs for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Cost of revenue for the six months ended June 30, 2010 was also impacted by a write-off of approximately $1.0 million of excess RESTORIS Classic implants necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK, and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, we launched our next generation RESTORIS MCK which was designed as a premium addition to the RESTORIS product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

          Selling, General and Administrative. Selling, general and administrative expense was $31.9 million for the six months ended June 30, 2011, compared to $21.5 million for the six months ended June 30, 2010. The increase of $10.4 million, or 48%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 256 as of June 30, 2010 to 354 as of June 30, 2011. Of the 98 employee increase, 62 were in sales and marketing. Selling, general and administrative expense for the six months ended June 30, 2010 was also impacted by a write-off of $808,000 of excess RESTORIS Classic instrumentation necessitated by the rapid adoption of the RESTORIS MCK, and the corresponding decline in the usage of RESTORIS Classic. Selling, general and administrative expense for the six months ended June 30, 2011 included $4.2 million of stock-based compensation expense compared to $2.5 million for the six months ended June 30, 2010. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2010 and 2011 combined with the increase in the price of our common stock.

          Research and Development. Research and development expense was $9.2 million for the six months ended June 30, 2011, compared to $7.0 million for the six months ended June 30, 2010. The increase of $2.2 million, or 32%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our MAKO implant systems and potential future products, including our hip MAKOplasty application and associated implant systems. Research and development expense for the six months ended June 30, 2011, was also impacted by $680,000 of expense incurred under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC as discussed in Item 1, Financial Statements, Note 5 to the Condensed Financial Statements.

          Depreciation and Amortization. Depreciation and amortization expense was $2.0 million for the six months ended June 30, 2011, compared to $1.4 million for the six months ended June 30, 2010. The increase of $581,000, or 42%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2011 due to the growth in our business and the expansion of our facilities in 2010 to accommodate the increase in employees and operational activities necessary to support such growth.

          Interest and Other Income. Interest and other income was $212,000 for the six months ended June 30, 2011, compared to $172,000 for the six months ended June 30, 2010. The increase of $40,000, or 23%, was primarily due to higher average outstanding cash and investment balances during 2011 from the net proceeds of a public offering of our common stock in November 2010.

          Income Taxes. No federal income taxes were recognized for the six months ended June 30, 2011 and 2010, due to net operating losses in each period. State and local income taxes were $41,000 for the six months ended June 30, 2011, compared to $47,000 for the six months ended June 30, 2010. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no current or deferred income taxes were recorded for the six months ended June 30, 2011 and 2010, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Six Months Ended June 30,
	2011	2010
Cash used in operating activities	$(18,833)	$(19,475)
Cash (used in) provided by investing activities	(2,637)	12,198
Net cash provided by financing activities	1,733	403
Net decrease in cash and cash equivalents	$(19,737)	$(6,874)

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of June 30, 2011, we had an accumulated deficit of $173.8 million, and we have historically financed our operations principally through the sale of our equity securities.

          As of June 30, 2011, we had $76.8 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies, certificates of deposit and investment grade rated U.S. corporate debt.

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization and stock-based compensation. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the six months ended June 30, 2011 are $5.6 million of increases to inventory necessitated by increased sales of implants and disposable products and preparation for the anticipated launch of our hip MAKOplasty application in the second half of 2011 and $2.1 million of decreases to accrued compensation and employee benefits due primarily to the payment of 2010 year-end bonuses and commissions. For the six months ended June 30, 2010, inventory write-downs of $1.1 million and property and equipment write-downs of $986,000 were incurred primarily due to the write-off of excess RESTORIS Classic implants and instrumentation necessitated by the rapid adoption of RESTORIS MCK. Included in changes in operating assets and liabilities for the six months ended June 30, 2010 are approximately $4.4 million of increases to inventory necessitated by increased sales of implants and disposable products, $2.6 million of increases to accounts receivable due to increased sales in 2010, $1.1 million of decreases to accrued compensation and employee benefits due primarily to the payment of year-end bonuses, which was partially offset by $1.9 million of increases to other accrued liabilities.

Net Cash (Used in) Provided by Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2011 was primarily attributable to the purchase of investments of $22.7 million and purchases of property and equipment of $2.8 million, which was partially offset by proceeds of $22.8 million from sales and maturities of investments. Net cash provided by investing activities for the six months ended June 30, 2010 was primarily attributable to proceeds of $22.8 million from sales and maturities of investments, which was partially offset by the purchase of investments of $8.5 million.

Net Cash Provided by Financing Activities

          Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was primarily attributable to proceeds received under our employee stock purchase plan and to proceeds received on the exercise of stock options and warrants.

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

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products and supporting our growth;

•	the costs and timing of regulatory clearance or approvals for new products or upgrades or changes to our products;

•	the rate of progress, cost and success or failure of on-going development activities;

•	the expenses we incur in complying with regulatory requirements imposed on medical device companies;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the future unknown impact of recently enacted healthcare legislation;

•	the acquisition of businesses, products and technologies; and

•	general economic conditions and interest rates.

Contractual Obligations

          At June 30, 2011, we were committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating $13.0 million.

          Other than as described above and scheduled payments through June 30, 2011, there have been no significant changes in our contractual obligations during the six months ended June 30, 2011 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

          Disclosure Controls and Procedures.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS.

          There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

          The following table summarizes the surrenders of the Company’s common stock during the three month period ended June 30, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
April 1 to 30, 2011	—	$—	—	$—
May 1 to 31, 2011	10,195	30.27	—	—
June 1 to 30, 2011	—	—	—	—
	10,195	$30.27	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: August 9, 2011	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte
Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.