Form 10-Q
period 2011-09-30
MAKO Surgical Corp.
filed 2011-11-09
CIK 1411861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2011:

Class	Outstanding at October 31, 2011
Common Stock	41,655,835

MAKO Surgical Corp.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,410	$27,108
Short-term investments	42,071	46,401
Accounts receivable, net of allowances of $137 and $0, at September 30, 2011 and December 31, 2010, respectively	11,228	11,560
Inventory	18,164	10,504
Deferred cost of revenue	125	—
Prepaid and other current assets	2,110	1,283
Total current assets	82,108	96,856
Long-term investments	16,894	23,283
Property and equipment, net	15,917	9,212
Intangible assets, net	7,704	7,530
Other assets	148	198
Total assets	$122,771	$137,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,818	$1,518
Accrued compensation and employee benefits	3,690	5,546
Other accrued liabilities	7,743	5,064
Deferred revenue	3,941	3,071
Total current liabilities	20,192	15,199

Deferred revenue, non-current	75	109
Total liabilities	20,267	15,308

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 135,000,000 authorized; 41,077,739 and 39,945,467 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	41	40
Additional paid-in capital	285,828	274,712
Accumulated deficit	(183,441)	(152,882)
Accumulated other comprehensive gain (loss)	76	(99)
Total stockholders’ equity	102,504	121,771
Total liabilities and stockholders’ equity	$122,771	$137,079

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Procedures	$9,108	$4,069	$23,251	$11,937
Systems – RIO	9,315	7,579	24,153	16,641
Service	1,591	366	4,215	936
Total revenue	20,014	12,014	51,619	29,514
Cost of revenue:
Procedures	2,484	1,034	5,998	4,100
Systems – RIO	3,973	3,317	9,499	7,440
Service	378	208	911	686
Total cost of revenue	6,835	4,559	16,408	12,226
Gross profit	13,179	7,455	35,211	17,288
Operating costs and expenses:
Selling, general and administrative	16,533	11,648	48,479	33,183
Research and development	5,054	4,018	14,263	11,002
Depreciation and amortization	1,177	795	3,129	2,166
Total operating costs and expenses	22,764	16,461	65,871	46,351
Loss from operations	(9,585)	(9,006)	(30,660)	(29,063)
Other income (expense)	(51)	84	161	256
Loss before income taxes	(9,636)	(8,922)	(30,499)	(28,807)
Income tax expense	19	16	60	63
Net loss	$(9,655)	$(8,938)	$(30,559)	$(28,870)
Net loss per share – Basic and diluted	$(0.24)	$(0.27)	$(0.75)	$(0.87)
Weighted average common shares outstanding – Basic and diluted	40,981	33,481	40,568	33,361

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net loss	$(30,559)	$(28,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,188	1,728
Amortization of intangible assets	1,026	751
Stock-based compensation	7,433	4,632
Inventory write-down	222	1,270
Amortization of premium on investment securities	365	391
Loss on asset impairment	148	986
Provision for doubtful accounts	137	—
Issuance of restricted stock under development agreement (Note 5)	1,440	—
Changes in operating assets and liabilities:
Accounts receivable	195	(4,112)
Inventory	(9,808)	(5,937)
Deferred cost of revenue	(125)	—
Prepaid and other current assets	(827)	(840)
Other assets	50	(60)
Accounts payable	3,300	326
Accrued compensation and employee benefits	(1,856)	(684)
Other accrued liabilities	2,679	2,831
Deferred revenue	836	3
Net cash used in operating activities	(22,156)	(27,585)
Investing activities:
Purchase of investments	(30,646)	(8,515)
Proceeds from sales and maturities of investments	41,175	37,581
Acquisition of property and equipment	(8,115)	(2,157)
Acquisition of intangible assets	(1,200)	(562)
Net cash provided by investing activities	1,214	26,347
Financing activities:
Proceeds from employee stock purchase plan	798	556
Exercise of common stock options and warrants for cash	2,411	334
Payment of payroll taxes relating to vesting of restricted stock	(965)	(342)
Net cash provided by financing activities	2,244	548
Net decrease in cash and cash equivalents	(18,698)	(690)
Cash and cash equivalents at beginning of period	27,108	17,159
Cash and cash equivalents at end of period	$8,410	$16,469

Non-cash investing and financing activities:
Transfers of inventory to property and equipment	$1,926	$1,403
Issuance of restricted stock under development agreement (Note 5)	1,440	—
Issuance of stock to a related party for intangible assets	—	3,054
Receipt of 40,780 and 28,307 shares of common stock delivered in payment of payroll taxes for the nine months ended September 30, 2011 and 2010, respectively	965	342

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements

September 30, 2011

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2010 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modifying its current business plan. The sale of additional equity and convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and issuance of dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company’s cash and cash equivalents are held in demand and money market accounts at four large financial institutions. The Company’s investments are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit at three large financial institutions. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts when collections become doubtful but has not experienced any significant credit losses to date.

The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with new and established government regulations and taxes, uncertainty of widespread market acceptance of products, access to credit for capital purchases by our customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

The Company expects to derive most of its revenue from capital sales of its RIO® Robotic Arm Interactive Orthopedic (“RIO”) system, current and future MAKOplasty applications to the RIO system, recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve broad commercial acceptance of MAKOplasty or obtain regulatory clearances or approvals for future products, including other orthopedic products, its revenue would be adversely affected and the Company would not become profitable.

The Company’s current versions of its RIO system, its MAKOplasty partial knee and total hip arthroplasty applications, and its RESTORIS® MCK multicompartmental knee implant systems and RESTORIS total hip implant systems have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied any such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is generated: from (1) unit sales of the Company’s RIO system and MAKOplasty applications (collectively, the “RIO system”), including associated instrumentation, installation services and training; (2) sales of implants and disposable products; and (3) sales of warranty and maintenance services. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

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

A portion of the Company’s end-user customers acquire the RIO system through a leasing arrangement with qualified third-party leasing companies. In these instances, the Company typically sells the RIO system to the third-party leasing company, and the end-user customer enters into an independent leasing arrangement with the third-party leasing company. The Company recognizes RIO system revenue for a RIO system sale to a third-party leasing company on the same basis as a RIO system sale directly to an end-user customer. The Company sells implants and disposable products utilized in MAKOplasty procedures directly to end-user customers under a separate agreement.

The Company’s domestic sales contracts generally do not provide the customer with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. In a limited number of RIO system sales, the Company’s agreement with the customer provides for a customer acceptance period, which typically does not exceed three months, following which the customer may either accept or return the RIO system.  No system revenue is recognized for these RIO system sales until the customer has unconditionally accepted the RIO system.

Sales of implants and disposable products to independent international distributors generally provide for a right of return. Accordingly, no revenue is recognized for these sales until the right of return expires or is waived. Sales of the Company’s RIO system to international distributors generally do not provide the distributor with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. The one-year warranty for RIO system sales to international distributors is limited to replacing parts within the warranty period and does not provide for maintenance services. The Company accrues for the estimated costs of providing the one-year warranty for RIO system sales to international distributors upon installation as a component of cost of revenue – systems in the statements of operations.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Service revenue is recognized ratably over the service period. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of September 30, 2011 consisted primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

Intangible Assets

The Company’s intangible assets are comprised of patents, patent applications and licenses to intellectual property rights. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method over their respective useful lives, which range from 3 to 13 years based on the respective anticipated lives of the underlying patents and patent applications.

Inventory

Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. The Company writes down inventory, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements. As of September 30, 2011 and December 31, 2010, capitalized manufacturing overhead included in inventory was $2.5 million and $1.7 million, respectively.

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

(in thousands)	September 30,
	2011	2010
Stock options outstanding	4,805	4,482
Warrants to purchase common stock	1,845	2,043
Unvested restricted stock	481	301
Total	7,131	6,826

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. generally accepted accounting principles and International Financial Reporting Standards. This guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its results of operations or financial position.

3. Investments

The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense). During the nine months ended September 30, 2011 and 2010, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

As of September 30, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$28,240	$22	$—	$28,262
Certificates of deposit	13,802	15	(8)	13,809
Long-term investments:
U.S. government agencies	5,815	32	—	5,847
Certificates of deposit	11,032	27	(12)	11,047
Total investments	$58,889	$96	$(20)	$58,965

As of December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$34,483	$4	$(16)	$34,471
Certificates of deposit	10,453	1	(28)	10,426
U.S. corporate debt	1,501	3	—	1,504
Long-term investments:
U.S. government agencies	17,251	2	(8)	17,245
Certificates of deposit	6,095	—	(57)	6,038
Total investments	$69,783	$10	$(109)	$69,684

As of September 30, 2011, all short-term investments had maturity dates of less than one year. As of September 30, 2011 and December 31, 2010, all long-term investments had maturity dates between one and three years.

Fair Value Measurements

The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$28,262	$3,758	$24,504	$—
Certificates of deposit	13,809	—	13,809	—
Long-term investments:
U.S. government agencies	5,847	1,526	4,321	—
Certificates of deposit	11,047	—	11,047	—
Total investments	$58,965	$5,284	$53,681	$—

Level 2 securities are priced using quoted market prices for similar instruments or discounted cash flow techniques. Prior to January 1, 2011, the Company classified certain investments as Level 1 and, upon further review, has subsequently determined to classify them as Level 2. In the first quarter of 2011, the Company transferred $61.2 million of assets previously classified within Level 1 to Level 2. It was determined that the fair value of such investments is based off Level 2 valuation techniques, and not identical assets in active markets, as defined within Level 1 valuation techniques. This transfer had no impact on the fair value of the Company’s investments as stated in any of the periods presented. No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the three months and nine months ended September 30, 2011.

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4. Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2011	December 31, 2010

Raw materials	$4,003	$2,522
Work-in-process	1,439	972
Finished goods	12,722	7,010
Total inventory	$18,164	$10,504

The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, future write-offs of the Company’s inventory may occur.

5. Commitments and Contingencies

Purchase Commitments

At September 30, 2011, the Company was committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating $12.0 million.

Contingencies

The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

Development Agreement

In October 2010, the Company entered into a Strategic Alliance Agreement (the “Pipeline Agreement”) with Pipeline Biomedical Holdings, LLC (“Pipeline”) to develop and supply potential future advanced implant technologies for use with the Company’s RIO system, including the development of a MAKO-branded RESTORIS family of hip implant systems for use with the MAKOplasty total hip application. Upon execution of the Pipeline Agreement on October 1, 2010, the Company issued and delivered to Pipeline 203,417 unregistered restricted shares of its common stock (the “Pipeline Shares”) as consideration for the rights granted to MAKO under the Pipeline Agreement. The Pipeline Shares vested in the first quarter of 2011 upon achievement of certain performance conditions (the “Performance Conditions”). If the Performance Conditions were not achieved, the Company could have terminated the Pipeline Agreement at its option subject to a breakup fee not to exceed $800,000 (the “Breakup Fee”). Although the Company believed Pipeline would achieve the Performance Conditions, as of December 31, 2010, the Company accrued $400,000 in expense for its obligation under the Breakup Fee.

The total value of $4.0 million to be recognized for the value of the Pipeline Shares was determined in the first quarter of 2011 on the date the performance conditions were achieved and the Pipeline Shares vested. The value of the Pipeline Shares is being recognized as a component of research and development expense on a straight line basis over 33 months from the effective date of the Pipeline Agreement through June 30, 2013 – the period over which Pipeline is expected to perform development services under the Pipeline Agreement. In accordance with ASC 505-50, however, no research and development expense associated with the services under the Pipeline Agreement was to be recognized for the Pipeline Shares until achievement of the Performance Conditions.

Upon achievement of the Performance Conditions, the Company recognized $320,000 in expense in the first quarter of 2011, which represented the difference between the amount accrued in 2010 for the Breakup Fee obligation and the ratable portion of the expense to be recognized for the Pipeline Shares from the effective date of the Pipeline Agreement through March 31, 2011. The remaining value of the Pipeline Shares is being recognized on a straight line basis through June 30, 2013. As of September 30, 2011, the Company had recognized $1.4 million of expense related to the Pipeline Shares. The Company has no further obligation beyond the previously issued Pipeline Shares to fund Pipeline’s research of implant technologies under the Pipeline Agreement. The Pipeline Agreement contains provisions under which Pipeline will supply the Company implants developed under the Pipeline Agreement.

6. Stockholders’ Equity

Preferred Stock

As of September 30, 2011 and December 31, 2010, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of September 30, 2011 and December 31, 2010, there were no shares of preferred stock issued or outstanding.

Common Stock

As of September 30, 2011 and December 31, 2010, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Company’s Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the three months ended September 30, 2011 and 2010, the Company recorded comprehensive losses of $9.5 million and $8.9 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded comprehensive losses of approximately $30.4 million and $28.9 million, respectively. The difference between comprehensive loss and net loss for the three and nine months ending September 30, 2011 and 2010 is due to changes in unrealized gains and losses on the Company’s available-for-sale securities.

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

During the nine months ended September 30, 2011, 40,780 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the CEO. As of September 30, 2011, 1,068,943 shares of restricted stock granted to the CEO were issued and outstanding.

During the three months ended September 30, 2011 and 2010, stock-based compensation expense was $2.5 million and $1.7 million, respectively. Included within stock-based compensation expense for the three months ended September 30, 2011 were $1.9 million related to stock option grants, $501,000 related to restricted stock granted to the Company’s CEO at various dates from 2007 through 2011, and $132,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan. During the nine months ended September 30, 2011 and 2010, stock-based compensation expense was $7.4 million and $4.6 million, respectively. Included within stock-based compensation expense for the nine months ended September 30, 2011 were $5.6 million related to stock option grants, $1.5 million related to restricted stock granted to the Company’s CEO at various dates from 2007 through 2011, and $317,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), its 2008 Omnibus Incentive Plan (the “2008 Plan,” and together with the 2004 Plan, the “Plans”), and its 2008 Employee Stock Purchase Plan are described in the notes to financial statements in the Form 10-K. Generally, the Company’s outstanding stock options vest over four years. Stock options granted to certain non-employee directors generally vest over one year. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant.

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

Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	204	4,405	$8.35
Shares reserved	1,618	—	—
Shares swapped under the 2008 Plan	8	—	—
Restricted stock issued	(300)	—	—
Options granted	(1,174)	1,174	17.24
Options exercised	—	(645)	4.18
Options forfeited under the 2004 Plan	—	(8)	11.10
Options forfeited under the 2008 Plan	121	(121)	11.81
Balance at September 30, 2011	477	4,805	10.99

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2011, there was total unrecognized compensation cost of $17.4 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.5 years as of September 30, 2011.

The estimated grant date fair values of the stock options were calculated using the Black-Scholes-Merton valuation model, based on the following assumptions:

Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	1.34% - 2.92%	2.04% - 3.36%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	48.55% - 50.12%	50.33% - 50.74%

Warrants

In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of September 30, 2011, 313,164 warrants were outstanding and exercisable.

In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of September 30, 2011, 1,209,678 warrants were outstanding and exercisable.

In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of September 30, 2011, all the warrants were outstanding and exercisable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of MAKOplasty®, including the RIO® Robotic Arm Interactive Orthopedic system, or RIO system, and MAKO RESTORIS® family of implant systems; the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth including projections regarding systems installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision, changes in competitive conditions and prices in our markets, unanticipated issues relating to intended product launches, decreases in sales of our principal product lines, increases in expenditures related to increased or changing governmental regulation or taxation of our business, unanticipated issues in complying with regulatory requirements related to MAKO’s current products or securing regulatory clearance or approvals for new products or upgrades or changes to our current products, the impact of the recently enacted United States healthcare reform legislation on hospital spending, reimbursement, and the taxing of medical device companies, the potential impact of the informal Securities and Exchange Commission inquiry and the findings of that inquiry, loss of key management and other personnel or inability to attract such management and other personnel and unanticipated intellectual property expenditures required to develop, market, and defend our products. These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and under Item 1A, Risk Factors, contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We have incurred net losses in each year since our inception and, as of September 30, 2011, we had an accumulated deficit of $183.4 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, including our MAKOplasty total hip arthroplasty application, or MAKOplasty THA application, that we commercially launched in September 2011, and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Recent business events and key milestones in the development of our business include the following:

• In September 2011, we announced the commercial availability of the RIO system for use in total hip replacement procedures, called the MAKOplasty THA application.

• During the nine month period ended September 30, 2011, we sold thirty RIO systems, including twenty-eight domestic commercial sales and two international commercial sales, increasing our worldwide commercial installed base to 97 systems.

• A total of 4,674 MAKOplasty procedures were performed worldwide during the nine month period ended September 30, 2011, representing a 100% increase over the same period in 2010.

• In the third quarter of 2011, we received notification from the U.S. Patent and Trademark Office of the allowance of our MAKOplasty patent application, entitled “Haptic Guidance System and Method,”  which claims what we believe are fundamental elements of any viable robotic solution for orthopedic surgery. Additionally, we expanded the scope of our existing worldwide license to the entire patent portfolio of Immersion Corporation to provide MAKO with exclusive rights in the field of robotic orthopedics.

We believe that the keys to continuing to growing our business are expanding the acceptance and application of MAKOplasty for partial knee resurfacing procedures, gaining market acceptance for our MAKOplasty THA application and associated implant systems and introducing other potential future applications. To successfully commercialize our products and continue to grow our business, we must gain broad market acceptance for MAKOplasty procedures.

Factors That May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

Our multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) RIO system sales and applications, collectively, the RIO system; (2) sales of implants and disposable products; and (3) warranty and maintenance services on the RIO system hardware. Our revenue recognition policies generally result in revenue recognition at the following points:

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

The generation of recurring revenue through sales of our implants, disposable products and warranty service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of our RIO system to generate recurring sales of implants and disposable products and as we expand our RIO applications and implant product offerings, including our MAKOplasty THA application that we commercially launched in September 2011.

Cost of Revenue

Cost of revenue primarily consists of the direct costs associated with the manufacture of RIO systems, implants and disposable products for which revenue has been recognized in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the allocation of manufacturing overhead costs, freight, royalties related to the sale of products covered by licensing arrangements and write-offs of obsolete, impaired or excess inventory.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation and benefits, for sales, marketing, training, clinical research, operations, regulatory, quality, finance, legal, executive, and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, depreciation on loaned implant instrumentation to customers, and recruiting and other human resources expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

Research and Development Expenses

Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct salary and benefit costs for research and development employees including stock-based compensation, cost for materials used in research and development activities and costs for outside services. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2011 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2010.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue.  Revenue was $20.0 million for the three months ended September 30, 2011, compared to $12.0 million for the three months ended September 30, 2010. The increase in revenue of $8.0 million, or 67%, was primarily due to a $5.0 million, or 124%, increase in procedure revenue, a $1.7 million, or 23%, increase in RIO system revenue and a $1.2 million, or 335%, increase in service revenue. The $5.0 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the three months ended September 30, 2011 to 1,813 as compared to 815 during the three months ended September 30, 2010. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average utilization per system and relatively consistent average selling price per procedure.

The $1.7 million increase in RIO system revenue was attributable to the recognition of $9.3 million of revenue from eleven domestic commercial unit sales of our RIO system and twelve MAKOplasty THA application sales during the three months ended September 30, 2011, as compared to the recognition of $7.6 million of revenue from nine unit sales of our RIO system, including eight domestic commercial sales and one international demonstration system, during the three months ended September 30, 2010. Sales of our RIO system included four commercial unit sales to Health Management Associates, or HMA, pursuant to their binding commitment to purchase eleven commercial units, under which one commercial unit sale remained as of September 30, 3011. RIO system revenue for the three months ended September 30, 2011 was reduced by $774,000 for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO. This deferred revenue will be recognized in service revenue over a twelve-month period.

The $1.2 million increase in service revenue was attributable to revenue recognized from warranty and maintenance services on the RIO system hardware. Prior to the fourth quarter of 2010, we did not attribute revenue to the first year warranty and maintenance obligation for services. We expect our revenue to continue to increase in future periods as unit sales of our RIO system increase, the number of MAKOplasty procedures performed increases, and the installed base of RIO systems covered under warranty and maintenance increases.

Cost of Revenue.  Cost of revenue was $6.8 million for the three months ended September 30, 2011, compared to $4.6 million for the three months ended September 30, 2010. The increase in cost of revenue of $2.2, or 50%, was primarily due to an increase in MAKOplasty procedures performed and the recognition of the cost of revenue from eleven unit sales of our RIO system and twelve MAKOplasty THA application sales during the three months ended September 30, 2011 as compared to the recognition of the cost of revenue from nine unit sales of our RIO system during the three months ended September 30, 2010. This was partially offset by lower per system material costs and lower per procedure material costs for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. We expect our cost of revenue to continue to increase in future periods as unit sales of our RIO system and applications increase, the number of MAKOplasty procedures performed increases, and the installed base of RIO systems covered under warranty and maintenance increases.

Selling, General and Administrative.  Selling, general and administrative expense was $16.5 million for the three months ended September 30, 2011, compared to $11.6 million for the three months ended September 30, 2010. The increase of $4.9 million, or 42%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 269 as of September 30, 2010 to 380 as of September 30, 2011. Of the 111 employee increase, 66 were in sales and marketing. Selling, general and administrative expense for the three months ended September 30, 2011 included $2.1 million of stock-based compensation expense compared to $1.4 million for the three months ended September 30, 2010. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2011 combined with an increase in the price of our common stock. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees and sales and training programs necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increased number of employees, facilities and operating costs necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offering.

Research and Development.  Research and development expense was $5.1 million for the three months ended September 30, 2011, compared to $4.0 million for the three months ended September 30, 2010. The increase of $1.1 million, or 26%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system and applications, including our MAKOplasty THA application that we commercially launched in September 2011, our MAKO implant systems, and potential future products. Research and development expense for the quarter ended September 30, 2011 was also impacted by $360,000 of expense incurred under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC as discussed in Item 1, Financial Statements, Note 5 to the Condensed Financial Statements. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Depreciation and Amortization.  Depreciation and amortization expense was $1.2 million for the three months ended September 30, 2011, compared to $795,000 for the three months ended September 30, 2010. The increase of $382,000, or 48%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2011 due to the growth in our business, the expansion of our facilities in 2010 to accommodate the increase in employees and operational activities necessary to support such growth, and instrumentation required for the commercial launch of our MAKOplasty THA application in September 2011.

Other Income (Expense).  Other expense was $51,000 for the three months ended September 30, 2011, compared to other income of $84,000 for the three months ended September 30, 2010. The decrease of $135,000 was primarily due to realized losses on foreign currency transactions for the three months ended September 30, 2011 and lower yields realized on our cash, cash equivalents and investments compared to the same period of 2010, which is attributable to a cash investment strategy that emphasizes the security of principal invested and fulfillment of liquidity needs.

Income Taxes.  No federal income taxes were recognized for the three months ended September 30, 2011 or 2010 due to net operating losses in each period. State and local income taxes were $19,000 for the three months ended September 30, 2011, compared to $16,000 for the three months ended September 30, 2010. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no current or deferred income taxes were recorded for the three months ended September 30, 2011 and 2010, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue.  Revenue was $51.6 million for the nine months ended September 30, 2011, compared to $29.5 million for the nine months ended September 30, 2010. The increase in revenue of $22.1 million, or 75%, was primarily due to an $11.3 million, or 95%, increase in procedure revenue, a $7.5 million, or 45%, increase in RIO system revenue and a $3.3 million, or 350%, increase in service revenue. The $11.3 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the nine months ended September 30, 2011 to 4,674 as compared to 2,339 during the nine months ended September 30, 2010. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average utilization per system and relatively consistent average selling price per procedure.

The $7.5 million increase in RIO system revenue was attributable to the recognition of $24.2 million of revenue from thirty unit sales of our RIO system, including twenty-eight domestic commercial sales and two international commercial sales, and twelve MAKOplasty THA application sales during the nine months ended September 30, 2011, as compared to the recognition of $16.7 million of revenue from twenty unit sales of our RIO system, including eighteen domestic commercial sales and two international demonstration systems, during the nine months ended September 30, 2010. Sales of our RIO system included ten commercial unit sales made to HMA pursuant to their binding commitment to purchase eleven commercial units, under which one commercial unit sale remained as of September 30, 2011. RIO system revenue for the nine months ended September 30, 2011 was reduced by $2.2 million for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO. This deferred revenue will be recognized in service revenue over a twelve-month period. The $3.3 million increase in service revenue was attributable to revenue recognized from warranty and maintenance services on the RIO system hardware. Prior to the fourth quarter of 2010, we did not attribute revenue to the first year warranty and maintenance obligation for services.

Cost of Revenue.  Cost of revenue was $16.4 million for the nine months ended September 30, 2011, compared to $12.2 million for the nine months ended September 30, 2010. The increase in cost of revenue of $4.2 million, or 34%, was primarily due to an increase in MAKOplasty procedures performed and the recognition of the cost of revenue from thirty unit sales of our RIO system and twelve MAKOplasty THA application sales during the nine months ended September 30, 2011 as compared to the recognition of the cost of revenue from twenty unit sales of our RIO system during the nine months ended September 30, 2010. This was partially offset by lower per system material costs and lower per procedure material costs for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Cost of revenue for the nine months ended September 30, 2010 was also impacted by a write-off of approximately $1.0 million of excess RESTORIS Classic implants necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system, or RESTORIS MCK, and the corresponding decline in the usage of RESTORIS Classic. RESTORIS Classic was introduced in the third quarter of 2008 and was modeled after existing well-known unicompartmental designs. In connection with the launch of the RIO system, in the second quarter of 2009, we launched our next generation RESTORIS MCK which was designed as a premium addition to the RESTORIS knee product family with the goal of delivering a more natural feeling knee by preserving bone and providing anatomical features such as high flexion.

Selling, General and Administrative.  Selling, general and administrative expense was $48.5 million for the nine months ended September 30, 2011, compared to $33.2 million for the nine months ended September 30, 2010. The increase of $15.3 million, or 46%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 269 as of September 30, 2010 to 380 as of September 30, 2011. Of the 111 employee increase, 66 were in sales and marketing. Selling, general and administrative expense for the nine months ended September 30, 2010 was also impacted by a write-off of $808,000 of excess RESTORIS Classic instrumentation necessitated by the rapid adoption of the RESTORIS MCK, and the corresponding decline in the usage of RESTORIS Classic. Selling, general and administrative expense for the nine months ended September 30, 2011 included $6.3 million of stock-based compensation expense compared to $3.9 million for the nine months ended September 30, 2010. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2010 and 2011 combined with the increase in the price of our common stock.

Research and Development.  Research and development expense was $14.3 million for the nine months ended September 30, 2011, compared to $11.0 million for the nine months ended September 30, 2010. The increase of $3.3 million, or 30%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system and applications, including our MAKOplasty THA application that we commercially launched in September 2011, our MAKO implant systems, and potential future products. Research and development expense for the nine months ended September 30, 2011 was also impacted by $1.0 million of expense incurred under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC as discussed in Item 1, Financial Statements, Note 5 to the Condensed Financial Statements.

Depreciation and Amortization.  Depreciation and amortization expense was $3.1 million for the nine months ended September 30, 2011, compared to $2.2 million for the nine months ended September 30, 2010. The increase of $963,000, or 44%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2011 due to the growth in our business, the expansion of our facilities in 2010 to accommodate the increase in employees and operational activities necessary to support such growth, and instrumentation required for the commercial launch of our MAKOplasty THA application in September 2011.

Other Income (Expense).  Other income was $161,000 for the nine months ended September 30, 2011, compared to $256,000 for the nine months ended September 30, 2010. The decrease of $95,000, or 37%, was primarily due to realized losses on foreign currency transactions for the three months ended September 30, 2011 and lower yields realized on our cash, cash equivalents and investments compared to the same period of 2010, which is attributable to a cash investment strategy that emphasizes the security of principal invested and fulfillment of liquidity needs.

Income Taxes.  No federal income taxes were recognized for the nine months ended September 30, 2011 or 2010 due to net operating losses in each period. State and local income taxes were $60,000 for the nine months ended September 30, 2011, compared to $63,000 for the nine months ended September 30, 2010. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no current or deferred income taxes were recorded for the nine months ended September 30, 2011 and 2010, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(22,156)	$(27,585)
Net cash provided by investing activities	1,214	26,347
Net cash provided by financing activities	2,244	548
Net decrease in cash and cash equivalents	$(18,698)	$(690)

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of September 30, 2011, we had an accumulated deficit of $183.4 million, and we have historically financed our operations principally through the sale of our equity securities.

As of September 30, 2011, we had $67.4 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and recognition of stock issued under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the nine months ended September 30, 2011 are $9.8 million of increases to inventory necessitated by increased sales of RIO systems and implants and disposable products and the commercial launch of our MAKOplasty THA application in September 2011, and $1.9 million of decreases to accrued compensation and employee benefits due primarily to the payment of 2010 year-end bonuses and commissions. This was partially offset by $3.3 million of increases to accounts payable and $2.7 million of increases to other accrued liabilities. For the nine months ended September 30, 2010, inventory write-downs of $1.3 million and property and equipment write-downs of $986,000 were incurred primarily due to the write-off of excess RESTORIS Classic implants and instrumentation necessitated by the rapid adoption of RESTORIS MCK. Included in changes in operating assets and liabilities for the nine months ended September 30, 2010 are approximately $5.9 million of increases to inventory necessitated by increased sales of implants and disposable products, $4.1 million of increases to accounts receivable due to increased sales in 2010, which was partially offset by $2.8 million of increases to other accrued liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was primarily attributable to proceeds of $41.2 million from sales and maturities of investments, which was partially offset by the purchase of investments of $30.6 million and purchases of property and equipment of $8.1 million due to the growth in our business, the expansion of our facilities and instrumentation required for the commercial launch of the MAKOplasty THA application in September 2011. Net cash provided by investing activities for the nine months ended September 30, 2010 was primarily attributable to proceeds of $37.6 million from sales and maturities of investments, which was partially offset by the purchase of investments of $8.5 million and purchases of property and equipment of $2.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was primarily attributable to proceeds received under our employee stock purchase plan of $798,000 and $556,000, respectively, and to proceeds received on the exercise of stock options and warrants of $2.4 million and $334,000, respectively.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two or three years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and MAKOplasty applications, including our MAKOplasty THA application that we commercially launched in September 2011 and our RESTORIS family of implants, continue research and development of existing and future products, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RIO system and RESTORIS family of implants, and introducing other potential future applications.

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

Contractual Obligations

At September 30, 2011, we were committed to make future purchases for inventory related items and instrumentation under various purchase arrangements with fixed purchase provisions aggregating $12.0 million.

Other than as described above and scheduled payments through September 30, 2011, there have been no significant changes in our contractual obligations during the nine months ended September 30, 2011 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash, cash equivalents, investments and exchange rate risk on international sales. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs, with the need to maximize value being an important consideration. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities including notes and bonds from U.S. government agencies and certificates of deposit. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure or exchange rate risk. We do not believe that a variation in market rates of interest would significantly impact the value of our investment portfolio. We do not believe that a variation in the value of the U.S. dollar relative to foreign currencies would significantly impact our results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2010, except for the risk factors listed below:

If we fail to comply with the extensive government regulations relating to our business, we may be subject to fines, injunctions and other penalties that could harm our business.

Our medical device products and operations are subject to extensive regulation by the Food and Drug Administration, or FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things:

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

The FDA is currently considering proposals to reform its 510(k) marketing clearance process and such proposals could include increased requirements for clinical data and a longer review period. For example, in July 2011, the FDA issued a draft guidance document entitled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device,” which is intended to assist manufacturers in deciding whether to submit a new 510(k) for changes or modifications made to the manufacturer’s previously cleared device. Once finalized, the draft guidance will replace the 1997 guidance document on the same topic. The new draft guidance would make substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. Specifically, the new draft guidance, once finalized, would take a more conservative approach and require new 510(k)s for certain changes or modifications to existing, cleared devices that might not have triggered new 510(k)s under the 1997 guidance. We cannot predict which of the 510(k) marketing clearance reforms currently being discussed and/or proposed might be enacted, finalized or implemented by the FDA and whether the FDA will propose additional modifications to the regulations governing medical devices in the future. Any such modification could have a material adverse effect on our ability to commercialize our products.

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

To date, we have not been required by the FDA to obtain premarket approval, or PMA, nor to conduct any clinical trials in support of our application for 510(k) marketing clearance of our products. Modifications to our products, however, may require new regulatory approvals or clearances or require us to recall or cease marketing the modified products until these clearances or approvals are obtained. Any modification to one of our 510(k) cleared products that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. In the fourth quarter of 2008 we received 510(k) marketing clearance from the FDA for the RIO system and for the RESTORIS MCK multicompartmental knee implant system, which the RIO system is designed to support. Since obtaining 501(k) marketing clearance for the RIO system, we have made additional upgrades to the RIO system (namely, versions 2.1, 2.2, 2.3, and 2.4) that we believe were cleared under our 510(k) marketing clearance for the RIO system and therefore did not require additional filings for clearance or approval. In the first quarter of 2010, we received 510(k) marketing clearance from the FDA for our MAKOplasty THA application. We may continue to make additional modifications in the future to the RIO system and associated applications without seeking additional clearances or approvals if we believe such clearances or approvals are not necessary. In July 2011, the FDA issued a draft guidance document entitled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device,” which is intended to assist manufacturers in deciding whether to submit a new 510(k) for changes or modifications made to the manufacturer’s previously cleared device. Once finalized, the draft guidance will replace the 1997 guidance document on the same topic. The new draft guidance would make substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. Specifically, the new draft guidance, once finalized, would take a more conservative approach and require new 510(k)s for certain changes or modifications to existing, cleared devices that might not have triggered new 510(k)s under the 1997 guidance. If the FDA disagrees with our past or future decisions not to seek new 510(k)s for changes or modifications to existing devices and requires new clearances or approvals for the modifications, we may be required to recall and stop marketing our products as modified, which could cause us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. Any of these actions would harm our operating results.

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

In addition, our ability to generate revenue and become profitable depends upon the recurring sales of the products required for each MAKOplasty procedure. Purchase of our RIO system requires a contractual commitment to purchase exclusively from us the implant and disposable products, including our proprietary RESTORIS family of implant systems, for use with the RIO system. Despite this contractual commitment, if surgeons decide in certain MAKOplasty hip procedures that clinical requirements indicate use of a stem with features not available within the RESTORIS family of implants, they might chose a different stem for placement without the assistance of the RIO system.

If our current and future MAKOplasty solutions fail to achieve market acceptance for any of these or other reasons or if we are not successful in enforcing the contractual commitment to purchase implant and disposable products exclusively from us, we will not be able to generate the revenue necessary to develop a sustainable, profitable business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)     Issuer Purchases of Equity Securities

The following table summarizes the surrenders of the Company’s common stock during the three month period ended September 30, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
July 1 to 31, 2011	—	$—	—	$—
August 1 to 31, 2011	10,195	29.39	—	—
September 1 to 30, 2011	—	—	—	—
	10,195	$29.39	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION.

Amendments to Certain Executive Officer Employment Agreements

Effective November 7, 2011, the Company entered into an amendment to the employment agreement with each of Ivan Delevic, Senior Vice President of Strategic Marketing and Business Development, Richard Leparmentier, Senior Vice President of Engineering, and Duncan Moffat, Senior Vice President of Operations (collectively, the “Executive Amendments”). The Executive Amendments provide that if the respective executive’s employment with the Company is terminated without cause or if the executive resigns for good reason in anticipation of a change in control or on or within six months after a change in control, then all equity awards held by such executive that vest based on time shall become immediately vested.

The foregoing description of the terms and conditions of the Executive Amendments is qualified in its entirety by reference to the Executive Amendments, copies of which are attached as Exhibits 10.1, 10.2, and 10.3 to this Form 10-Q and incorporated in their entirety by this reference.

Securities and Exchange Commission Inquiry

On August 19, 2011, the Company received a letter from the staff of the United States Securities and Exchange Commission (the “Staff”), informing the Company that the Staff was conducting an informal inquiry regarding the Company’s March 30, 2011 announcement that the Company had received a binding purchase commitment from Health Management Associates, Inc. In connection with the inquiry, the Company was asked to provide certain information, including a chronology of events leading up to the announcement.  Based upon the nature of the inquiry and questions of the Staff, the Company believes the inquiry may relate to trading in the Company’s securities. The letter from the Staff states that the inquiry should not be construed as an indication that any violation of any federal securities laws has occurred or as a reflection upon the merits of any person, company or securities involved.

The Company has cooperated fully with the Staff’s informal inquiry, including providing the requested chronology of events, and it intends to continue to fully cooperate. The Company has completed an internal review of the events leading up to the announcement to determine whether there was any violation of the federal securities laws with respect to insider trading. The Company has found no such violation. Although the Company cannot predict the outcome of this matter, based upon the information known to the Company at this time, the Company presently does not believe that the inquiry will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Second Amendment to Employment Agreement between MAKO Surgical Corp. and Ivan Delevic, effective as of November 7, 2011
10.2	First Amendment to Employment Agreement between MAKO Surgical Corp. and Richard Leparmentier, effective as of November 7, 2011
10.3	First Amendment to Employment Agreement between MAKO Surgical Corp. and Duncan Moffat, effective as of November 7, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101	The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: November 9, 2011	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment to Employment Agreement between MAKO Surgical Corp. and Ivan Delevic, effective as of November 7, 2011
10.2	First Amendment to Employment Agreement between MAKO Surgical Corp. and Richard Leparmentier, effective as of November 7, 2011
10.3	First Amendment to Employment Agreement between MAKO Surgical Corp. and Duncan Moffat, effective as of November 7, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101	The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

