Form 10-K
period 2011-12-31
MAKO Surgical Corp.
filed 2012-03-08
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

          The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $699,644,682 (based on a closing price of $29.73 per share on The NASDAQ Global Market as of such date).

          As of March 2, 2012, the registrant had outstanding 42,414,187 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive proxy statement for the 2012 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K when filed with the Securities and Exchange Commission.

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

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements related to:

•	the nature, timing and number of planned new product introductions;

•	market acceptance of MAKOplasty, including our RIO® Robotic Arm Interactive Orthopedic system, or RIO, and our RESTORIS family of implant systems;

•	the effect of anticipated changes in the size, health and activities of population on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market segments;

•	our ability and intent to expand into international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO;

•	the viability of maintaining our licensed intellectual property or our ability to obtain additional licenses necessary to our growth;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of newly launched products and products currently being developed;

•	the ability to implement new technologies successfully;

•	our ability to sustain, and our goals for, sales and earnings growth, including projections regarding RIO system installations;

•	our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities;

•	our compliance with domestic and foreign regulatory requirements, including Medical Device Reporting requirements and other required reporting to the United States Food and Drug Administration;

•	the stability of certain domestic and foreign economic markets;

•	the impact of anticipated changes in the U.S. healthcare industry and the medical device industry and our ability to react to and capitalize on those changes;

•	future declarations of cash dividends; and

•	the impact of any managerial changes.

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

          Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ, perhaps materially, from those contained in forward-looking statements made in this report. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include, but are not limited to, factors discussed under Item 1A, “Risk Factors,” and the following:

•

the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision;

•	changes in general economic conditions and credit conditions;

•	changes in the availability of capital and financing sources for our company and our customers;

•	changes in competitive conditions and prices in our markets;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	changes in other significant operating expenses;

•	unanticipated issues relating to intended product launches;

•	decreases in sales of our principal product lines;

•	slowdowns or inefficiencies in our product research and development efforts;

•	decreases in utilization of our principal product line or in procedure volume;

•	increases in expenditures related to increased or changing governmental regulation or taxation of our business, both nationally and internationally;

•	the impact of the United States healthcare reform legislation enacted in March 2010 on hospital spending, reimbursement, and the taxing of medical device companies;

•	unanticipated changes in reimbursement to our customers for our products;

•

unanticipated issues in complying with domestic or foreign regulatory requirements related to MAKO’s current products or securing regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	developments adversely affecting our potential sales activities outside the United States;

•	increases in cost containment efforts by group purchasing organizations;

•	the potential impact of the informal Securities and Exchange Commission inquiry and the findings of that inquiry;

•	loss of key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining a direct sales force and building a distributor network;

•	unanticipated issues related to, or unanticipated changes in or difficulties associated with, the recruitment of agents and distributors of our products;

•	unanticipated expenditures related to litigation; and

•	unanticipated intellectual property expenditures required to develop, market and defend our products.

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

          MAKOplasty is performed using our proprietary RIO® Robotic Arm Interactive Orthopedic system, or RIO. The RIO is a technology platform that utilizes tactile guided robotic arm technology and patient specific planning and visualization to offer consistently reproducible precision to surgeons. The RIO is currently used to treat early to mid-stage osteoarthritic knee disease and osteoarthritic hip disease. We believe that the RIO has the potential to serve as a platform for applications for other orthopedic procedures beyond the knee and hip and that MAKOplasty has the potential to empower physicians to address the needs of the large and growing, yet underserved, population of patients with joint disease who desire a restoration of quality of life and reduction of pain, but for whom current surgical treatments are not appropriate or desirable.

          We currently offer MAKOplasty Partial Knee Arthroplasty, or MAKOplasty PKA, and MAKOplasty Total Hip Arthroplasty, or MAKOplasty THA. MAKOplasty PKA, which, unlike conventional total knee replacement surgery, which requires extraction and replacement of the entire joint, enables resurfacing of one or two specific diseased compartments of the joint, preserving significantly more soft tissue and healthy bone of the knee. We believe localized resurfacing can be optimized using the RIO to achieve optimal implant placement and alignment for smaller, more easily inserted implant components. The RIO is used to prepare the knee joint for the insertion and alignment of our proprietary RESTORIS® MCK multicompartmental and RESTORIS® unicompartmental knee implant systems through a small incision in a minimally invasive, bone preserving and tissue sparing procedure. Our RESTORIS family of knee implants is designed to enable minimally invasive restoration of one or two of the diseased compartments of the knee joint.

          We believe that the tissue sparing and bone conserving techniques enabled with MAKOplasty PKA can offer substantial advantages to patients, surgeons and healthcare providers. Because of the minimally invasive nature of the procedure, smaller incisions are possible, which lead to less tissue damage and faster recoveries, thereby reducing the overall costs of rehabilitation, medication and hospitalization. In addition, because more of the patient’s natural anatomy is preserved and less trauma is inflicted on the knee, we believe that patients who undergo MAKOplasty PKA have the potential to experience better functionality and more natural knee motion, thereby achieving an improved post-operative quality of life. Our RESTORIS family of knee implants for use in single and bicompartmental knee resurfacing procedures provides the ability to address a broad range of the patient population suffering from early to mid-stage knee osteoarthritis. Finally, because our RIO system is easy to use, we believe that our MAKOplasty PKA solution makes knee resurfacing procedures accessible to orthopedic surgeons with varied levels of training and skills and has the potential to lead to greater adoption of knee resurfacing solutions for early to mid-stage osteoarthritis of the knee.

          In September 2011, we began offering MAKOplasty THA, a surgical solution that enables orthopedic surgeons to perform total hip arthroplasty with the same potential for consistently reproducible precision, accuracy, and dexterity as MAKOplasty PKA. In the same way that the cutting system of the RIO allows for the precise resection of bone in the knee joint, we believe that surgeons will use the RIO for MAKOplasty THA to accurately prepare the patient’s acetabulum, or hip socket, for the implantation of a replacement cup. During the insertion of the cup implant, the RIO can assist the surgeon in accurately positioning the cup implant at the orientation to the femoral stem implant that was planned by the surgeon on a preoperative computed tomography, or CT, scan. We believe that MAKOplasty THA will allow surgeons to seat these implants according to the plan at a level of accuracy that we believe is extremely difficult to accomplish manually, resulting in placement of the implants in the optimal position determined by the surgeon to reduce the chance of dislocation and reduce surface wear.

          A total of 48 new RIO systems were sold worldwide in 2011, bringing the total number of worldwide commercial MAKOplasty sites to 113 and domestic commercial MAKOplasty sites to 111, each as of December 31, 2011. A total of 6,932 MAKOplasty procedures were performed in 2011 and, as of December 31, 2011, 12,801 MAKOplasty procedures had been performed since commercial introduction in June 2006.

          As of February 29, 2012, we have seventy scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: nine studies are focused on quantifying the accuracy of MAKOplasty procedures; twelve studies are focused on assessing basic clinical and radiographic outcomes; eight studies are focused evaluating the functional and kinematic outcomes of patients; seventeen studies are focused on supporting implant design and product development; nineteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and five studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty.

          As of February 28, 2012, we have an intellectual property portfolio of more than 300 U.S. and foreign, owned and licensed, patents and patent applications relating to the areas of computer assisted surgery, robotics, haptics and implants.

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

          Compelling demographic trends, such as the growing, aging and more active population and rising obesity rates, are expected to be key drivers in the continued growth of osteoarthritis occurrence. The NIH projects that by 2030, approximately seventy-two million people in the U.S. will be 65 years or older and will be at high risk of developing osteoarthritis. According to The Journal of the American Medical Association, it is estimated that of the U.S. population over the age of 20, approximately 68% was overweight and 34% was obese in 2007-2008. According to The Orthopaedic Industry Annual Report for the year ended June 30, 2011, 22% of the U.S. overweight population and 31% of the U.S. obese population will be diagnosed with some form of osteoarthritis versus only 16% of the U.S. normal and underweight population.

          For the most severe cases of osteoarthritis, in which patients suffer from extreme pain, reconstructive joint surgery may be required. Reconstructive joint surgery involves the removal of the bone area surrounding the affected joint and the insertion of one or more artificial implants as a replacement for the affected bone. According to The Orthopaedic Industry Annual Report, global sales of joint replacement products in 2010, including knees, hips, elbows, wrists, digits and shoulders, exceeded $13.8 billion, an increase in sales of just under 4% over 2009, of which sales in the United States represented $7.3 billion. The Orthopaedic Industry Annual Report also reported that of the over $13.8 billion of global sales of joint replacement products in 2012, $12.78 billion was attributed to knee and hip products. According to Millennium Research Group’s 2011 Report, the U.S. large joint reconstructive implant market (composed of hip and knee implant systems) will grow to approximately $8.6 billion by 2015.

Introduction of Minimally Invasive Surgery

          Over the past thirty years, one of the most significant medical trends has been the development of minimally invasive methods of performing surgical procedures. Compared to traditional, open surgical techniques, minimally invasive techniques that employ image guided surgical systems offer potentially superior benefits for patients, surgeons and hospitals. For patients, these techniques result in reduced procedure-related pain and less scarring at the incision site, leading to faster recovery times and shorter post-operative hospital stays, as well as better aesthetic outcomes. For the surgeon, these techniques can reduce procedure-related complications and have the potential to reduce risks associated with more invasive procedures. For the hospital, these procedures can result in reduced hospital stays from faster recovery times and lower rates of complications.

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

Introduction of Robotics into Other Surgical Fields

          We believe that the application of robotic technologies in minimally invasive surgical procedures represents the next generation in the evolution of the surgical technique. These technologies are being developed to provide surgeons with a more precise, repeatable and controlled ability to perform complex procedures by offering increased visual acuity and greatly improved tactile feedback. These characteristics empower surgeons to better control their surgical technique and limit the margin of error.

          With the assistance of robotic technologies, an increasing number of surgeons have been able to perform procedures previously limited to a small subset of highly skilled surgeons. In addition, robotic technologies have allowed these procedures to be performed in a more minimally invasive manner, requiring only small incisions, which can result in reduced procedure related trauma, fewer infections and post-procedure complications and reduced recovery and hospitalization periods.

          Robotic technologies have been successfully applied in a variety of diverse medical fields including urology, gynecology, cardiothoracic surgery, general surgery, radiosurgery and catheter based interventional cardiology and radiology. The success of robotic technologies in these applications has led to the growing adoption and commercialization of these technologies throughout the medical world.

The Use of Robotics in Orthopedic Surgical Procedures

          Despite the success of robotic technologies in other medical fields, prior to the introduction of MAKOplasty only limited applications had been commercialized in the field of orthopedics, although we are aware of certain orthopedic robotic development by other companies. Some orthopedic companies have introduced instruments that are smaller than their predecessors, which are marketed as “minimally invasive,” but these instruments still require large incisions, trauma to the soft tissue and removal of large portions of the bone to perform the surgical procedure. Orthopedic companies have also introduced computer assisted surgical, or CAS, systems that are designed for use in open procedures. However, while these systems do provide a minimally invasive means of viewing the anatomical site, their benefits are marginal because, unlike with robotics, they do not improve a surgeon’s ability to make consistently reproducible and precise surgical movements through a small incision.

Introduction of Patient Specific Instrumentation and Implants

          A recent trend in orthopedics is the use of patient specific instrumentation and implants in total and partial knee arthroplasty. The patient specific instrumentation and implants are developed by orthopedic implant manufacturers using digitized information obtained from a preoperative CT scan or magnetic resonance imaging, or MRI, of the affected knee joint. During surgery, the surgeon is able to seat the patient specific cutting instrumentation in position for cutting more quickly than with traditional surgical instrumentation. The surgeon then implants either a traditional, off the shelf knee implant or a patient specific knee implant.

          We believe patient specific instrumentation and implants present several limitations, including the following:

•

The patient specific instrumentation does not accommodate intra-operative adjustments of implant position and orientation and does not incorporate intra-operative information such as soft tissue balancing in the implant plan.

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

          Additionally, according to a study entitled Radiographic Review of Alignment in Patient-Matched Total Knee Arthroplasty, which was presented at the 2010 American Academy of Orthopedic Surgeons, patient specific instrumentation did not significantly improve accuracy relative to conventional instrumentation or navigation.

          We believe that the limitations of currently available surgical options for osteoarthritic disease have created a sizeable market for treatment of a large and growing population of patients with osteoarthritic disease. We believe that robotic technologies are the key to enabling surgeons to perform the kind of consistently reproducible and precise surgery that results in restoration of function and improved post-operative outcomes for such patients.

The MAKO Solution

          We have designed our MAKOplasty solution to provide the consistently reproducible precision, accuracy and dexterity necessary for a surgeon to successfully plan and perform orthopedic arthroplasty procedures. Our MAKOplasty solution is composed of two critical components: the RIO system, which consists of the proprietary tactile robotic arm and our patient specific visualization system that provides both pre-operative and intra-operative guidance to the surgeon, and our RESTORIS family of implant systems that are designed for optimized restoration of the diseased compartments of the joint. By integrating robotic arm and patient specific visualization technologies with the touch and feel of the surgeon’s skilled hand, MAKOplasty is designed to enable a level of surgical precision and accuracy that is beyond the scope of the typical surgeon’s manual capabilities, which we believe will result in broad adoption of our technologies by orthopedic surgeons and better outcomes for patients. We believe MAKOplasty offers the following key benefits to patients, surgeons and hospitals:

•

Consistently Reproducible Precision. We believe that MAKOplasty reduces the variability of procedure outcomes and increases efficacy through the consistently reproducible precision provided by our computer assisted and tactile robotic arm technology. We believe that the precision of our cutting process and placement and alignment of implants according to a preoperative plan leads to significantly improved and reliable results, compared to conventional, manually executed orthopedic procedures. The surgeon retains control of the actual movements of the robotic arm within a pre-established volume of space, the tactile “safety zone,” which is tracked and bounded by the RIO system. We believe that the tactile “safety zone” enables improved placement and alignment of the implant, while the visualization guides the surgeon through each step of the procedure. We believe that this consistently reproducible precision enables physicians to be trained in the use of MAKOplasty in a relatively short period of time and also will increase the number of physicians who are willing and able to perform MAKOplasty procedures.

•

Ease of Use. We believe that our RIO system leverages and complements the surgical skills and techniques already familiar to the surgeon, while providing substantial incremental control and precision that has not previously been possible. The customized, patient specific visualization system guides the surgeon through each step of the surgical procedure, while the tactile “safety zone” ensures that the surgeon does not apply the bone cutting instrument beyond the intended area. We believe that the RIO’s ease of use makes MAKOplasty procedures accessible to orthopedic surgeons with a broad range of training and skills and has the potential to lead to greater adoption of MAKOplasty procedures. We also believe that the ease of use provided by the RIO may enable physicians to shorten operating room time and potentially allows for treatment of a greater number of patients.

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

•

Reduced Costs for Patients, Hospitals, and Third-Party Payors. The consistently reproducible precision of MAKOplasty has the potential to aid hospitals, third-party payors and patients in reducing costs by shortening hospital stays and recovery periods and reducing the amount of rehabilitation and medication.

•

Patient Optimized Implant Systems. Because all implants used in MAKOplasty procedures are sized and planned for based on patient-specific anatomical indications, utilizing a preoperative CT scan of the patient’s anatomy, the potential for favorable clinical outcomes is enhanced. We believe that our proprietary knee resurfacing implants allow surgeons to customize a knee resurfacing solution for individual patients facing early to mid-stage osteoarthritis in one or two compartments of the knee joint. Our original RESTORIS unicompartmental implant system allows for a choice of tibial implant based on patient bone quality. Our RESTORIS MCK implant system, which represents the significant majority of our MAKOplasty procedure volume, provides for this same choice for medial or lateral unicompartmental disease and allows for the resurfacing of the patellofemoral compartment as well, either independently or in combination with the medial compartment in a bicompartmental MAKOplasty PKA. Similar to our commercialization strategy with knee implant systems, we are initially utilizing and selling commercially available implant systems for use in performing MAKOplasty THA and are currently developing a proprietary hip implant system.

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

•

Drive volume sales of our RESTORIS family of implant systems and disposable products for installed RIO systems. We intend to increase the number of orthopedic surgeons who use our RIO system and work with the hospitals and their surgeons to promote patient education about the benefits of MAKOplasty. Our goal is to increase usage per RIO system to drive higher volume sales of our RESTORIS family of implant systems and disposable products.

•

Expand the market for multicompartmental knee resurfacing. We plan to expand the market for multicompartmental knee resurfacing procedures by encouraging use of the MAKOplasty PKA procedure for patients who, given only conventional surgical alternatives, would have opted for total knee replacement surgery or no surgery at all. Our current application of MAKOplasty PKA is for unicompartmental and bicompartmental knee resurfacing procedures using the RESTORIS family of knee implant systems, allowing us the potential of accommodating varied patient profiles and surgeon preferences. We believe that the potential benefits of our MAKOplasty PKA solution and the combination of these product offerings will facilitate our efforts to expand and capture the market for multicompartmental knee resurfacing.

•

Deliver consistently reproducible precision to additional orthopedic procedures, including total hip arthroplasty. We believe that the recent introduction of MAKOplasty THA will increase the overall value proposition for MAKOplasty by enabling surgeons to use the RIO system to perform total hip arthroplasty with the same consistently reproducible precision, accuracy, and dexterity as MAKOplasty PKA, resulting in the placement of the hip implants in the best position to reduce the chance of dislocation and reduce surface wear. We believe this expansion of our product offerings will facilitate our efforts to increase the number of commercial MAKOplasty sites, the number of orthopedic surgeons who use our RIO system, and the utilization at our existing MAKOplasty sites.

•

Demonstrate the clinical and financial value proposition of MAKOplasty. We intend to continue to collaborate with leading surgeons and hospitals through such programs as our MAKOplasty Center of Excellence to build clinical and financial data that support the benefits of MAKOplasty. The MAKOplasty Center of Excellence is a program developed in conjunction with participating hospitals to educate surgeons and patients regarding the benefits of MAKOplasty. As part of the collaborative program, participating hospitals agree to maintain and provide us with certain clinical and financial data that we use to support the business and clinical case for the MAKOplasty solution. Our goal is to obtain clinical data further supporting the value of MAKOplasty procedures, as well as the accuracy of such implant placements and resulting longevity of the implants, while demonstrating to hospitals the top and bottom line financial benefits of our MAKOplasty solution. Furthermore, if we are able to commercialize additional applications for our RIO system, we believe that we would be able to further enhance the financial value proposition of MAKOplasty to hospitals.

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

          According to the Centers for Disease Control, there are currently more than fifteen million people in the U.S. with osteoarthritis of the knee. The growth of osteoarthritis of the knee among the U.S. population is expected to accelerate as the increasingly active population ages and obesity rates increase. The Orthopaedic Industry Annual Report reports that being overweight significantly increases the risk of developing knee osteoarthritis and that obese women had nearly four times the risk of suffering from osteoarthritis of the knee as non-obese women, and obese men had nearly five times the risk of suffering from osteoarthritis of the knee as non-obese men. As a result of this substantial clinical need, the market for orthopedic knee procedures in the U.S. has experienced tremendous growth over the past decade. According to data compiled by Millennium Research Group, the U.S. knee implant market was nearly $4.3 billion in 2010, which represents growth of 4.4% from 2009 to 2010. In addition to the substantial costs of the procedure itself, total knee replacement and resurfacing procedures represent significant incremental costs to the healthcare system. These include costs associated with rehabilitation, medication, hospitalization and, over the long-term, costs incurred as a result of replacements or revisions that may be required due to wear and tear or improper placement.

Current Orthopedic Knee Arthroplasty Approaches

          Arthroplasty options for treating osteoarthritis of the knee have historically been limited to either total knee replacement surgery or knee resurfacing procedures.

          Total Knee Replacement. Currently, most patients who choose to surgically address osteoarthritis of the knee elect to undergo total knee replacement surgery. Standard total knee replacement is a highly invasive surgical procedure in which a patient’s diseased knee joint is removed and replaced with a manufactured replacement knee joint comprised of several components that attempt to mimic the normal function of the knee joint. The procedure requires a large incision ranging from four to twelve inches to accommodate the complex scaffold of cutting blocks and jigs required to execute the blunt, planar cuts involved in total knee replacement surgery and to prepare the knee for insertion of the large implants. Soft tissue damage is significant in this procedure as the entire knee joint is fully exposed and much of the bone and tissue surrounding it are removed. The bone cuts are also extensive, presenting a large surface area for bone bleeding. The implants are typically manufactured out of metal, ceramic or polymers and have an approximate useful life of between fifteen and twenty years before they usually are revised or replaced.

          The figures below illustrate a conventional total knee replacement surgery and implant:

Total Knee Replacement Surgery	Total Knee Implant

          Despite its long history as an established and effective orthopedic procedure, standard total knee replacement surgery is not an ideal option for many patients suffering from early to mid-stage, unicompartmental or multicompartmental degeneration of the knee. Some of the principal limitations of standard total knee replacement surgeries include:

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

          Partial Knee Resurfacing. Partial knee resurfacing is a less invasive arthroplasty procedure in which only the arthritic region of the knee is removed and a small implant is inserted to resurface the diseased compartment of the knee. Partial knee resurfacing procedures are ideal for patients with early to mid-stage osteoarthritis and are aimed at sparing the healthy bone, cartilage and other soft tissues typically removed in a conventional total knee replacement procedure. These procedures have traditionally been performed manually, requiring a level of training, expertise and precision that significantly exceeds what is required for standard total knee replacement surgery. Millennium Research Group has estimated that 56,000 unicompartmental knee resurfacing procedures were performed in 2010 in the United States, which represents a 3.6% increase from the estimated 54,000 such procedures performed in 2009 in the United States.

          Partial knee resurfacing are potentially more desirable procedures than total knee replacement surgery for patients suffering from early to mid-stage degeneration of the knee because they preserve more of the patient’s natural anatomy and result in less trauma to the patient. As a result, patients experience less tissue loss and faster recoveries. However, despite the potential clinical, quality of life and cost benefits of these procedures, standard instrumented partial knee resurfacing has achieved only limited adoption to date, in part, as a result of the following limitations that make performing these procedures very difficult:

•

the restricted room to maneuver and impeded line of sight due to the smaller incision and minimally invasive nature of the procedures which make it difficult to insert, place and align the implant properly; and

•	the complex process of removing portions of the bone and resurfacing the knee joint in preparation for the implant.

          The difficulties in manually executing partial knee resurfacing procedures can result in inaccurate implant alignment, which can lead to reduced range of motion and premature implant failure. In light of the difficulties, many physicians choose not to recommend these procedures and many patients choose either to live with the osteoarthritic pain or to undergo standard total knee replacement surgery. According to an article published in the Journal of Engineering in Medicine in 2009, approximately 21% of patients who underwent total knee replacement surgeries had osteoarthritis in only one compartment of the knee, qualifying them as appropriate candidates for an unicompartmental procedure.

The Hip

Market for Osteoarthritis of the Hip

          Similar to the knee joint, osteoarthritis, or OA, of the hip, as illustrated in the figure below, typically begins with degeneration of the hip joint caused by a local tear in the soft tissue surrounding the acetabulum, or hip socket, or an excessive load on the cartilage caused by impingement conditions between the femur and the acetabulum. The progression of osteoarthritis of the hip can take years, but even in the early stages, it can result in substantial pain for the patient and a reduction in the quality of life.

          According to data from the Centers for Disease Control, there are currently more than 3 million people in the U.S. with osteoarthritis of the hip. As a result of this substantial clinical need, the market for orthopedic hip procedures in the U.S. is expected to experience tremendous growth. According to data compiled by Millennium Research Group, the U.S. hip implant market was $2.8 billion in 2010 and is anticipated to grow to $3.4 billion by 2015. In addition to the substantial costs of hip arthroplasty, other treatment options for osteoarthritis of the hip represent significant incremental costs to the healthcare system. These include costs associated with rehabilitation, medication, hospitalization and, over the long-term, costs incurred as a result of replacements or revisions that may be required due to wear or improper placement.

Current Orthopedic Hip Arthroplasty Approaches

          The current treatments available for osteoarthritis in the hip joint consist of sports medicine procedures to treat soft tissue damage as well as more invasive procedures to treat impingement conditions. Conventional treatment for the replacement of the joint consists of a partial hip replacement where only one side of the joint is replaced (normally utilized for hip fractures), hip resurfacing, which is primarily indicated for male patients under the age of 65, and in late stage conditions, total hip arthroplasty. Total hip arthroplasty is a highly invasive surgical procedure in which a patient’s diseased hip joint is removed and replaced with an artificial replacement hip joint comprised of several components that attempt to mimic the normal function of the hip joint. The procedure requires a large incision ranging from six to twelve inches, which often results in significant pain and an extended recovery time. Unlike the knee joint, the hip joint is covered with significant muscle and fat tissue, preventing direct access to the joint without a large incision.

The traditional total hip replacement implant system consists of three main components:

•	a metal cup and a plastic liner that together replace the acetabulum;

•	a metal stem inserted into the femoral canal that replaces the femoral neck; and

•	a highly polished metal ball that attaches onto the metal stem and replaces the femoral head.

          Despite its history as an established and effective orthopedic procedure, we believe that there are several limitations of traditionally instrumented total hip arthroplasty including malalignment of implant components, dislocation, differences in leg length, implant loosening, femoro-acetabular impingement and the eventual need for implant replacement or revision.

          Dislocation, where the ball comes completely out of the replacement cup, is the most common reason for revision total hip surgery. According to an article published in the The Journal of Bone and Joint Surgery in 2003, the national average for dislocation of the hip joint within six months of the primary hip replacement procedure is approximately four percent, or approximately 14,000 procedures, annually. A study at Massachusetts General Hospital, which was presented at the 2010 Meetings of The Hip Society, found that fifty percent of the acetabular implant cups placed by the surgeons in the study using commonly used mechanical jigs were placed outside of the optimal zone for avoiding post-operative dislocation. Not all dislocations require a revision surgery to replace the existing implant, but according to an article published in the The Journal of Bone and Joint Surgery in 2009, each dislocation that requires a replacement of the existing implant costs a minimum of approximately $42,000 to the U.S. healthcare system.

          Traditional surgical approaches to total hip arthroplasty may result in a leg length discrepancy, which clinical studies show may result in back pain, increased risk of nerve injury, dislocation, poor patient satisfaction, and the need for revision surgery. According to a study published in Physiotherapy in 2009, a leg length discrepancy of ten millimeters or more is associated with a significantly poorer outcome in terms of the clinical benefits of surgery as well as more than twice the incidence of limping than patients with a leg length discrepancy of less than ten millimeters. One methodology currently used by surgeons to measure leg length involves using a ruler to measure anatomical landmarks on the hip before surgery to assess the patient’s preoperative leg length and then remeasuring the leg length with the implants in place following surgery to assess the change in the patient’s leg length. Another popular methodology used by surgeons requires the surgeon to line the patient’s legs up on the operating room table to assess the leg length before surgery and then to do the same thing with the hip implants in place after surgery. This method requires the legs to be in the exact same position at the time of both measurements and uses only the surgeon’s eyes and sense of touch to assess the change in leg length. We believe that limitations exist with respect to both of these methodologies.

OUR PRODUCTS

          MAKOplasty procedures are enabled through our proprietary technology consisting of the following components: our RIO system, our MAKOplasty applications, and our RESTORIS family of implant systems.

The MAKO RIO Robotic Arm Interactive Orthopedic System

          The centerpiece of MAKOplasty is the RIO system, our proprietary robotic arm, interactive, orthopedic system, that provides both pre-operative and intra-operative guidance to the orthopedic surgeon, enabling tissue sparing bone removal and accurate implant insertion and alignment. The RIO system consists of two elements: a tactile robotic arm utilizing an integrated bone cutting instrument and a patient specific visualization component.

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

•

Bone Cutting Instruments — The bone cutting instrument is integrated into the tactile robotic arm at the end effector. For MAKOplasty PKA procedures, this instrument is composed of a high speed motor and a component that houses a variety of single use bone cutting tips. The design of the bone cutting instrument allows the surgeon to grip it in a manner similar to holding a pen-like cutting tool, making it easy to manipulate the instrument in the patient’s anatomy. The cutting tip is the disposable end tip of the bone cutting instrument that makes contact with the joint and actually removes the bone for placement of the knee implant in accordance with the pre-operative surgical plan. In combination with our tactile robotic arm, the knee bone cutting instrument enables the smooth precision and accuracy necessary for MAKOplasty PKA procedures. For MAKOplasty THA procedures, the bone cutting instrument is a reamer (similar to a drill) that allows hemispherical cutting baskets to be attached to the reamer. Surgeons currently use similar reamers and cutting tools for traditional hip replacement surgery. The tactile robotic arm in conjunction with the reaming instrument makes it possible for the surgeon to accurately and precisely prepare the bone to the pre-operative surgical plan.

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

          The figure below identifies the key components of the RIO system’s patient specific visualization system:

          Patient Specific Visualization System. Our patient specific visualization system is a vital part of our ability to deliver consistently reproducible precision. The surgeon uses our system pre-operatively to plan and intra-operatively to guide the surgical procedure. It consists of the key components identified in the figure above and incorporates the following specifications, features and benefits:

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

•

Tactile “Safety Zone” —The robotic arm enforces a tactile “safety zone” by providing tactile resistance when the boundaries of the tactile “safety zone” are reached, while our patient specific visualization system provides a visual representation of the tactile “safety zone” and provides additional visual and auditory cues when the boundaries of such tactile “safety zone” are reached. The combination of this tactile resistance and patient specific visualization helps ensure that the surgeon does not apply the bone cutting instrument beyond the intended area.

•	Instrument Locator — The instrument locator provides visual guidance on the position of the bone cutting instrument and other surgical instruments in relation to the patient’s anatomy.

•

Monitors — Prior to surgery, patients undergo a conventional CT scan that captures an image of the diseased joint. This CT image is uploaded to the patient specific visualization system for display as a 3-D volume in space. The surgeon can then virtually place the implants on the 3-D models of the patient’s bones. This patient specific visualization of our implant overlaid onto an image of the patient’s actual joint helps the surgeon to plan the procedure pre-operatively, by providing information that enables the surgeon to determine the optimal placement, alignment and sizing of the implant. The final planned placement of the implant establishes the boundaries of the tactile “safety zone” for surgery. During surgery, each monitor projects an active 3-D computer graphics visualization of the patient’s joint, showing the areas of the bone that are actually removed as the procedure progresses. The surgeon can also change the viewpoint and zoom level of the visualization as the procedure progresses to focus on different portions of the anatomy.

•

Mobile Base — The base component of our patient specific visualization system is a mobile unit that enables the portability of the patient specific visualization system from one operating room to another. It houses our computer hardware and our surgical planning and execution software and various electrical and mechanical components that help power the visualization system.

The Current RIO System

          The RIO system, version 2.0 of our Tactile Guidance System, or TGS, represents an important expansion from our first generation TGS, enabling and expanding the MAKOplasty PKA application to multicompartmental resurfacing procedures, allowing orthopedic surgeons to treat degenerative knee osteoarthritis from early-stage, unicompartmental degeneration through mid-stage, multicompartmental degeneration with a modular knee implant system, as well as enabling the MAKOplasty THA application. In addition, the RIO system incorporates the following improvements over the TGS, which we believe allow us to offer the benefits of MAKOplasty to more patients:

•	improved dexterity and range of motion in the robotic arm to allow additional degrees of freedom in the movement of the robotic arm;

•	more efficient physical configuration of the patient specific visualization system, robotic arm, customized bone cutting instruments and electronic components;

•

ability to perform a full range of partial knee arthroplasty procedures, including medial unicompartmental knee procedures, lateral compartment knee procedures, isolated patellofemoral knee procedures, and bicompartmental knee procedures, as well as total hip arthroplasty procedures;

•	intelligent implant planning features to aid surgeon efforts to achieve optimal patient specific alignments;

•	redesign of system components to reduce operating room set up times;

•	modular design of certain components for ease of manufacturability and assembly and to make them more accessible for service repairs; and

•	sophisticated industrial design, including enhanced system ergonomics, and state-of-the art user interface.

          The RIO system is a closed platform, as only our RESTORIS family of implant systems may be effectively used with our RIO system and MAKOplasty applications.

          We commercially launched the RIO system in the first quarter of 2009. In the third quarter of 2009, we launched version 2.1 of our RIO system, which reflected further refinement of the RIO platform and MAKOplasty PKA application. In the fourth quarter of 2009, we launched version 2.2 of our RIO system, which modified the MAKOplasty PKA application to enable surgeons to treat lateral compartment knee arthritis. We launched version 2.3 of our RIO system in the third quarter of 2010, and version 2.4 in April 2011, each of which further modified the RIO and associated applications to improve functionality, efficiency and ease of use. In September 2011, we commercially introduced our MAKOplasty THA application for the RIO system.

MAKOplasty PKA Products

MAKOplasty PKA application

          Unlike conventional knee replacement surgery, which requires extraction and replacement of the entire joint, our MAKOplasty PKA application enables surgeons to isolate and resurface just one or two specific diseased compartments of the joint through a minimally invasive incision, preserving significantly more soft tissue and healthy bone of the knee. The precision provided by our RIO system robotic arm and MAKOplasty PKA application makes such minimally invasive targeted treatment possible by eliminating the complex scaffold of cutting blocks and jigs that would otherwise be required to execute the blunt, planar bone cuts and insert the large implants involved in conventional total knee replacement surgery or a manually executed resurfacing procedure. Because of the minimally invasive nature of the MAKOplasty PKA procedure, smaller incisions are possible, which lead to less tissue damage and faster recoveries, thereby reducing the overall costs of rehabilitation, medication and hospitalization. In addition, because more of the patient’s natural anatomy is preserved and less trauma is inflicted on the knee, we believe that patients who undergo MAKOplasty PKA have the potential to experience better functionality and more natural knee movements, thereby achieving an improved post-operative quality of life. We believe that our MAKOplasty PKA application will make minimally invasive orthopedic procedures, like unicompartmental and bicompartmental knee resurfacing, a viable option for a greatly expanded pool of patients and physicians.

          The figure below illustrates a MAKOplasty PKA procedure.

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

The RESTORIS Family of Knee Implant Systems

          MAKOplasty PKA employs a knee implant system that is designed for insertion and cementation in a minimally invasive manner. Prior to the development and commercialization of the MAKO-branded, RESTORIS family of knee implant systems in late 2008, we provided our customers with off-the-shelf unicompartmental tibial inlay and tibial onlay implants from third-party suppliers. Currently, we offer the RESTORIS MCK multicompartmental knee implant system and the RESTORIS unicompartmental knee implant system for use with the RIO system and MAKOplasty PKA application.

          The RESTORIS family of knee implant systems allows an orthopedic surgeon to treat early through mid-stage degenerative osteoarthritis of the knee with a modular implant system. We believe that modular components are key to the successful execution of minimally invasive knee surgeries because they can be more easily inserted into the knee joint through smaller incisions than a single, complete device. They can also be positioned independently to better accommodate the specific contours of the patient’s anatomy. Because of the technical design and programming, only the RESTORIS family of knee implant systems may be used effectively with our RIO systems and MAKOplasty PKA applications. In addition, users of the RIO system are contractually required to purchase all implants and disposable products used in MAKOplasty procedures from us.

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

The RESTORIS MCK Multicompartmental Knee Implant System

          The RESTORIS MCK multicompartmental knee implant system offers an implant geometry to support the tissue and bone sparing goals of MAKOplasty PKA. Free from the limitations of manual instrumentation, RESTORIS MCK is designed to accurately mimic human anatomy, providing better coverage of diseased compartments while requiring less bone removal and tissue trauma than with traditional treatments.

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

The RESTORIS Unicompartmental Knee Implant System

          The RESTORIS unicompartmental knee implant system is designed to be used in MAKOplasty PKA procedures for preserving critical tissue and bone to achieve improved outcomes. This RESTORIS system is composed of a rounded, anatomically shaped femoral component that attaches to the sculpted surface of the femur and either a flat tibial inlay polymer component that fits into a “pocket” that has been sculpted in the tibial bone or a tibial onlay insert and baseplate consisting of a flat polymer component that is backed by a metal support. Both the femoral and tibial components are offered in multiple sizes to best accommodate the size and shape of the patient’s knee.

MAKOplasty THA Products

MAKOplasty THA application

          In September 2011, we commercially released our MAKOplasty THA application, which we believe has the potential to add clinical and economic value in arthroplasty procedures in the hip joint. Our MAKOplasty THA application utilizes the RIO system’s tactile, visual and auditory feedback to assist the surgeon in preparing the acetabulum (hip socket) for optimal placement of the acetabular cup implant. The MAKOplasty THA application allows the surgeon to preoperatively plan the placement of the hip implants on a three dimensional image of a pre-operative CT scan. The RIO system’s robotic arm then assists the surgeon in preparing the bone accurately to the pre-operative surgical plan, as well as in the positioning of the hip implant, which we believe may potentially decrease the likelihood and severity of implant impingement and dislocation that may result from the potential inaccurate placement of the acetabular cup with standard instrumented method of implant placement, which involves the use of mechanical jigs and visual alignment by the surgeon.

          We believe our MAKOplasty THA application has the potential to provide a surgeon with the same consistently reproducible precision, accuracy, and dexterity as our MAKOplasty PKA application. In the same way that the cutting system of the RIO robotic arm allows for the precise resection of bone in the knee joint, we believe that surgeons will use the robotic arm to accurately prepare the patient’s acetabulum for the cup implant. Moreover, unlike in MAKOplasty PKA, during the final insertion of the cup implant, the robotic arm assists the surgeon in positioning the cup at the orientation that was planned by the surgeon preoperatively. A study at Massachusetts General Hospital, which was presented at the 2010 Meetings of The Hip Society, found that fifty percent of the acetabular implant cups placed by the surgeons in the study using commonly used mechanical jigs were placed outside of the optimal zone for avoiding post-operative dislocation. We believe that our MAKOplasty THA application provides the surgeon with an accurate preoperative surgical plan, knowledge of the patient’s position on the operating room table and accurate implant sizing. We believe this information allows the surgeon to seat the implants according to the plan at a level of accuracy within plus or minus five degrees from the surgeon’s desired cup placement for both cup inclination and cup version. We believe this level of accuracy may result in optimal implant position to resist dislocation, which is difficult to accomplish manually. We also believe that the MAKOplasty THA application allows the surgeon to minimize leg length discrepancy to plus or minus three millimeters, which we believe is an improvement over the manual methodologies currently used by surgeons to measure leg length.

     The figure below illustrates a MAKOplasty THA procedure.

The RESTORIS Family of Hip Implant Systems

          The hip implant market, unlike the partial knee implant market, is based on multiple, differing implant philosophies, which results in most orthopedic companies offering a variety of hip implants options in order to satisfy the requirements of a majority of surgeons. In order to address these differing philosophies, we intend to offer a variety of hip implant options for use with the RIO system and our MAKOplasty THA application. As was the case with early MAKOplasty PKA commercialization, our initial hip implant options include off-the-shelf hip implant systems from third-party suppliers pending the development and commercialization of a proprietary MAKO-branded RESTORIS family of hip implant systems.

          In connection with the commercial release of the MAKOplasty THA application in September 2011, we began to distribute a hip implant system manufactured by Corin PLC, depicted in the figures below, which we are marketing under the brand names RESTORIS Metafix for the femoral stem and the RESTORIS Trinity for the acetabular cup. The RESTORIS Metafix stem addresses a French implant philosophy based on the compaction, rather than the removal, of bone from the femoral canal, followed by the implantation of a fully hydroxyapatite-coated femoral stem into the femur. A stem representing this philosophy is listed in the Norwegian Joint Replacement Registry as one of the best for femoral stem survivorship.

          We have also entered into a license and supply agreement with Total Joint Orthopedics, Inc. for the distribution of a second hip implant system, depicted in the figures below, which we anticipate commercially releasing in 2012 under the brand name RESTORIS Z. The RESTORIS Z hip implant system addresses the Zweymuller femoral stem philosophy, which is based on the implantation of a square peg in a round hole in order to gain immediate rigid fixation. The femur is prepared using square broaches and implanting a square stem. The Zweymuller philosophy is European-based and has a twenty-five year clinical track record with several long-term clinical studies supporting the use of the Zweymuller stem. We believe Zweymuller stems are one of the most frequently used stems worldwide.

          As further described below in “Research and Development” section below, we entered into a Strategic Alliance Agreement with Pipeline Biomedical Holdings, LLC, or Pipeline, in October 2010 to develop and supply future advanced implant technologies for use with our RIO system including the development of a proprietary MAKO-branded RESTORIS family of hip implant systems for use with the MAKOplasty THA application. The first hip implant system resulting from this collaboration has been submitted to, and is currently under review by, the Food and Drug Administration, or FDA, for marketing clearance. We anticipate commercially releasing this proprietary MAKO-branded RESTORIS hip implant system, depicted in the figures below, in 2012, which will incorporate a modern blade stem design, novel porous technology incorporated with the implant cup, and a vitamin E enhanced polyethylene liner. We believe this hip implant system is designed based on the broadest market philosophy for femoral implants in the United States.

RESTORIS Metafix and RESTORIS Trinity Implant System	RESTORIS Z Implant System (this product has not been commercially released as of March 8, 2012)	Proprietary MAKO-Branded RESTORIS Hip Implant System (this product has not received FDA marketing clearance as of March 8, 2012)

          We believe that the variety of hip implant options to be offered for use with the RIO system and our MAKOplasty THA application has the potential to address the requirements of a majority of orthopedic surgeons who perform total hip arthroplasty. Each of the above-described implant systems can be used for all types of bone quality and stages of joint disease.

          Because the dimensional information of each hip implant system is required to calculate and display information required for the surgeon’s intraoperative decision making, such as leg length and acetabular cup inclination, only our RESTORIS family of hip implants may be used effectively with our RIO systems and MAKOplasty THA application. The surgical instrumentation required to insert the hip implant systems is unique to MAKO, which we believe further discourages the use of unvalidated hip implant products. In addition, users of the RIO system are contractually required to purchase all implants and disposable products used in MAKOplasty procedures from us.

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

Other Potential Applications

          We believe that with further research and development, our robotic arm technology has the potential to serve as a platform technology with applications for other areas of the body or for additional applications within the knee or hip joints and we are currently conducting initial research and development to test the viability of MAKOplasty outside of our current applications. Should we elect to commercialize additional potential applications of MAKOplasty within or outside of the partial knee and total hip joints, we would seek the appropriate marketing clearance from the FDA and any other required regulatory approvals for such applications.

Sales and Marketing

          We continue to expand the size of our sales and marketing organization, which is primarily comprised of a direct sales force to sell RIO systems and to commercialize and market MAKOplasty in the U.S. As of February 29, 2012, our sales and marketing group had a total of 184 employees, of which 119 are direct sales representatives, including a senior director for national corporate accounts, who are responsible for sales and marketing activity throughout the U.S. and 3 are global market and sales development employees, who are responsible for defining and executing our global commercialization strategy. Our global market strategy includes the use of independent distributors to market, sell, and support our products. We intend to continue to increase the number of sales and marketing personnel as we expand our business.

          A portion of our customers acquire our RIO system through a leasing arrangement with a third-party leasing company. In these instances, we sell the RIO system to the leasing company, and our customer enters into an independent leasing arrangement with the leasing company. We treat these leasing transactions the same as sales transactions for purposes of recognizing revenue for the sale.

          Our sales and marketing goals are to continue to drive capital equipment sales of the RIO system and associated applications and generate recurring revenue through sales of implants, disposable products and service contracts. To achieve these goals, we must continue to promote adoption of MAKOplasty by leading surgeons and hospitals and build demand for the procedure among patients through the following sales and marketing strategy:

•

Target Medium to High Volume Orthopedic Facilities. Our sales representatives actively target hospitals with strong orthopedic reputations and significant joint replacement practices. We believe that adoption by such leading hospitals helps us to seed the market for MAKOplasty and provides the validation and visibility necessary for more widespread adoption.

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

•

Drive Patient Demand for MAKOplasty. During 2011, we continued our marketing efforts to directly educate patients on the benefits of MAKOplasty. We believe that patients are becoming increasingly more involved in the healthcare decision making process and have the potential to influence the adoption of new procedures such as MAKOplasty. Currently, our representatives primarily support hospitals participating in the MAKOplasty Center of Excellence program in their efforts to publicize the benefits of MAKOplasty and educate patients.

          The generation of recurring revenue through sales of our implants, disposable products and service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of the RIO system to generate recurring sales of implants and disposable products, and potentially increase the number of procedure applications available for the RIO system. We have designed our products so that our RIO system only works with our implant products and we contractually require purchasers of the RIO system to use only our validated implant and disposable products in connection with providing MAKOplasty. We also offer an annual service contract that provides maintenance and support services related to the RIO system beyond the basic one-year warranty period.

          We provide training to surgeons and hospital staff on the use of the RIO system. Each of our customers also receives pre-operative and intra-operative support from our on-site MAKOplasty Specialist, or MPS, who provides clinical and technical support in connection with each MAKOplasty procedure. The MPS helps set up the equipment, facilitates the pre-operative planning process and is present in the operating room with the surgeon, facilitating the surgeon’s use of the RIO system. By increasing familiarity with the system and helping to provide safe and proper usage of our equipment and products by surgeons and hospitals, we hope to promote seamless adoption of MAKOplasty. The presence of an MPS in the surgical theater also provides us with immediate feedback and understanding of our customers’ product preferences and requirements in clinical conditions. In addition, orthopedic surgeons are accustomed to the support of a vendor representative in the surgical theater.

          Our business is subject to quarterly seasonal fluctuations. Historically, we have tended to sell more RIO systems during the third month of each fiscal quarter, with the most sales in the fourth fiscal quarter and the fewest sales in the first fiscal quarter. We attribute these fluctuations to customary capital expenditure trends by hospitals. For the years ended December 31, 2011 and 2010, no single hospital customer accounted for more than ten percent of our total revenue and the loss of any single hospital customer is not expected to have a material adverse effect on our company.

Research and Development

          Continued innovation through research and development is critical to our future success. Most of our research and development activity is performed internally. We have assembled an experienced team with recognized expertise in advanced robotics, software, instrumentation and orthopedic implants and we expect to continue to expand the size of our research and development team to support our ongoing research and development efforts. As of February 29, 2012, our research and development team, which is based at our headquarters in Fort Lauderdale, Florida, consisted of 89 employees.

          Our research and development efforts are currently focused on improvements to our current MAKOplasty PKA and THA applications, as well as improvements to the RIO system based on customer feedback. By continually researching improvements to our MAKOplasty PKA and THA applications and RIO system, we hope to refine the operating room experience for the surgeon and staff and identify new areas to enhance patient clinical outcomes. We are also conducting advanced research on new robotic platforms as well as early stage development on additional applications for the RIO system and corresponding implant systems for the knee, hip, and other major joints.

          In October 2010, we entered into a Strategic Alliance Agreement with Pipeline to develop and supply potential future advanced implant technologies for use with our RIO system, including the development of a proprietary MAKO-branded RESTORIS family of hip implant systems for use with the MAKOplasty THA application. Upon execution of the Strategic Alliance Agreement on October 1, 2010, we issued and delivered to Pipeline 203,417 unregistered shares of our common stock as consideration for the rights granted to us under the Strategic Alliance Agreement. We have no further obligation to fund Pipeline’s research of implant technologies. The Strategic Alliance Agreement contains provisions under which Pipeline will supply us with implants developed under the Strategic Alliance Agreement.

          We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $20.6 million in 2011, $15.0 million in 2010, and $13.1 million in 2009. We expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Manufacturing and Assembly

          The MAKOplasty solution includes both off-the-shelf and custom made components produced to our specifications by various third parties. We purchase major components of the RIO system, including the computer hardware, the camera used in connection with our tracking system, robotic controller components, bone cutting instrumentation, the molded plastic and machined metal parts, and the various electro-mechanical components that support the RIO system from a number of suppliers. We internally develop the software components and license certain software components that are generally available for commercial use as open source software. We then assemble and integrate these various hardware components with our proprietary software to complete each RIO system. By assembling the final product at our facility, we are able to perform stringent quality assurance inspection and testing on each RIO system to best control the quality of the final product prior to shipment. A portion of our Fort Lauderdale facility is presently dedicated to these warehousing, assembly, testing and inspection activities.

          Single source suppliers currently provide us with many of the major components of the RIO system. Our RESTORIS family of knee implant systems consist of implants that are custom made to our specifications by several outside manufacturers. Our RESTORIS family of hip implant systems currently consist of off-the-shelf hip implant systems supplied to us by outside suppliers.

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

          By providing blanket purchase orders and entering into long-term contracts and pricing arrangements, we intend to develop and maintain buffer inventory levels at various points in our supply chain to minimize supply risk, which may result in increased excess inventory or obsolescence risk due to technological advancements of our products or change in demand for our products. In addition, we intend to achieve improvements in our manufacturing operations and in our cost of revenue by continuing to improve our procurement and outside manufacturing processes. We have also continued to upgrade our management information systems and to implement enhanced quality assurance, inventory and cost controls to improve the efficiency of our manufacturing operations, maintain product quality, reduce our cost of sales and increase our profitability.

          Our operations and those of the suppliers and manufacturers we use are subject to extensive regulation by the FDA under its Quality System Regulations, or QSR, as well as numerous post-market requirements. Our operations and those of our suppliers and manufacturers will also be subject to international regulatory requirements as we expand our operations or business overseas. Our facility is FDA registered and is required to be compliant with the FDA’s QSR. We have instituted a quality management system to evaluate and monitor compliance internally and by our suppliers and manufacturers. Our facility and the facilities of our suppliers and manufacturers we use are subject to periodic, announced and unannounced inspections by regulatory authorities, including the FDA and other governmental agencies. We were audited by the FDA in January 2009, during which we received certain inspectional observations. We have addressed the observations and submitted responses to the FDA on a voluntary basis. We believe all inspectional observations were resolved and we received the establishment inspection report (EIR) from the FDA in August 2009. We continue to monitor our quality management efforts in order to improve our overall level of compliance. To date, our facilities have not been inspected by any other regulatory authorities.

Intellectual Property

          We must develop, maintain and protect the proprietary aspects of our products and technologies to remain competitive in the marketplace. Our intellectual property portfolio includes rights to patents, patent applications and other intellectual property that we wholly own or license from others. We seek patent and other intellectual property protection in the U.S. and internationally for our products and technologies where available and when appropriate. While our intellectual property portfolio is an important element of our success, our business as a whole is not significantly dependent on any one patent.

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

Wholly Owned Patents and Patent Applications

          Since our inception, as we have progressed in the development of our innovative products, we have filed original patent applications capturing the valuable novelty of our technologies. In the third quarter of 2011, we received notification from the United States Patent and Trademark Office of the allowance of our MAKOplasty patent application, entitled “Haptic Guidance System and Method,” which claims what we believe are fundamental elements of any viable robotic solution for orthopedic surgery. Following such allowance, as of February 29, 2012, we held fourteen wholly owned granted U.S. patents, eighteen jointly owned granted U.S. patents, sixty-three wholly owned pending U.S. patent applications, three jointly owned pending U.S. patent applications, twenty-one wholly owned granted foreign patents, eighty-one wholly owned foreign patent applications, and twelve jointly owned foreign patent applications. The first of our currently granted U.S. patents was filed in March 2003 and may expire as late as March 2023, exclusive of any statutory extensions or reductions.

          All of our wholly owned patents and patent applications are either used in our current products or relate to core technologies used in our products, such as CAS, robotics, haptics and implants. Our jointly owned granted patents and pending patent applications, which we acquired in February 2010 from Z-Kat, Inc., our predecessor company, relate to CAS and are subject to a prior license to Biomet Manufacturing Corp., or Biomet. Under this prior license, we can only use such jointly owned intellectual property in combination with robotic technologies, and not on a stand-alone basis.

          We are continuing to pursue additional U.S. and foreign patent applications on key inventions to enhance our intellectual property portfolio.

Licensed Patents and Patent Applications

          From time to time, we have entered into license agreements related to our current product offerings and our research and development projects, ranging in scope from non-exclusive licensing arrangements to exclusive licensing arrangements in a particular field related to our business. For example, in September 2005, we entered into a license agreement pursuant to which we obtained an exclusive, worldwide license to bone registration and tracking patents for use in the field of human interactive robotics in orthopedics and a non-exclusive license in the field of orthopedics generally. In addition, in May 2009, we entered into a non-exclusive license to a sizable portfolio of haptic technology patents for use in the field of orthopedics in combination with a robotic medical system. In August 2011, we expanded this license to include exclusive rights to the same portfolio in substantially the same field. We anticipate that we will continue to enter into license agreements from time to time, as necessary.

          As of February 29, 2012, we had licensed rights to eighty-one U.S. and three foreign granted patents, and we had licensed rights to thirty-seven U.S. and three foreign pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as CAS, robotics, haptics and implants. We regard some of these licensed patents as significant to our intellectual property portfolio because they deal with a core technology and potentially enable us to exclude others from practicing the claimed technology. We also have rights to additional third-party patents and intellectual property that relate to our core technologies, but are not currently used in our products. Some of our CAS licensed patents are subject to the Biomet license, limiting us to using such licensed patents only in combination with robotic technologies and not on a stand-alone basis. The last licensed patent may expire as late as 2030.

Competition

          Our success depends on convincing hospitals, surgeons and patients to utilize our robotic arm technology to treat osteoarthritic disease. We face competition from large, well-known companies that dominate the market for orthopedic products, principally Biomet, Inc., DePuy Orthopedics, Inc., a Johnson & Johnson company, Smith & Nephew, Inc., Stryker Corporation, and Zimmer Holdings, Inc. Each of these companies offers conventional instruments and implants for use in conventional total and partial knee replacement surgeries and total hip replacement surgeries, and some of these companies offer patient specific instrumentation and implants and “intelligent” alignment guides for use in conventional total and partial knee replacement surgeries, which may compete with our MAKOplasty solution and negatively impact sales of our RIO system. A number of these and other companies also offer CAS systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. In addition, Biomet has a license from us to certain jointly owned and licensed intellectual property rights in CAS for use in the field of orthopedics. The license is non-exclusive with respect to use of CAS intellectual property in combination with robotic technologies and exclusive with respect to all other uses within the field of orthopedics, which could enable them to compete with us.

          Currently, we are not aware of any well-known orthopedic companies that broadly offer robotic technologies in combination with CAS. These large, well-known orthopedic companies, however, have the ability to acquire and develop robotic technologies that may compete with our products. We are aware of certain companies developing robotic applications in orthopedics and others commercializing customized implants and instruments for early and mid-stage arthroplasty solutions. For example, CUREXO Technology Corporation has engaged in marketing in the United States of its ROBODOC® Surgical System, which received 510(k) marketing clearance from the FDA in August 2008 for total hip arthroplasty procedures.

          We also face competition from other medical device companies that may seek to extend robotic technologies and minimally invasive approaches and products that they have developed for use in other parts of the human anatomy to arthroplasty. Even if these companies currently do not have an established presence in the field of orthopedics, they may attempt to apply their robotic technologies to the field of orthopedics to compete directly with us.

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

          Many of our competitors have significantly greater financial, human and other resources than we do, and have established relationships with healthcare professionals, customers and third-party payors. In addition, many of our competitors have established and more globally positioned sales and distribution networks, greater resources for product development, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that we cannot provide. Our products could also be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors. These competitive factors may negatively affect our ability to convince surgeons to utilize our RIO system and implant products and result in our inability to acquire technology, products and businesses from other parties to develop our current and planned versions of the RIO system and related products.

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

FDA Premarket Clearance and Approval Requirements

          Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either premarket notification, or 510(k), clearance or approval of a premarket approval application, or PMA, from the FDA. The FDA classifies medical devices into one of three classes. Class I devices, considered to have the lowest risk, are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device (Special Controls). Manufacturers of most class II and some class I devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. This process is generally known as 510(k) marketing clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in class III, requiring approval of a PMA.

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

          Version 1.3 of our TGS did not require submission of a 510(k) application. We received 510(k) marketing clearance from the FDA for the RIO system in the fourth quarter of 2008. Versions 2.1, 2.2, 2.3, and 2.4 of the RIO system did not require submission of a 510(k) application. In the first quarter of 2012, we received 510(k) marketing clearance from the FDA for version 2.5 of the RIO system, which has not yet been commercially released.

          We received 510(k) marketing clearance from the FDA for an application that assists a surgeon in acetabular reaming during total hip arthroplasty, the predecessor application to our MAKOplasty THA application, in June 2009 for use with the TGS platform and in September 2009 for use with the RIO system. In February 2010, we received 510(k) marketing clearance for our MAKOplasty THA application, which assists a surgeon in performing all components of a total hip arthroplasty using the RIO system.

          We received 510(k) marketing clearance from the FDA for our RESTORIS unicompartmental knee implant system in the fourth quarter of 2007, certain predecessor components of our RESTORIS MCK multicompartmental knee implant system in the second quarter of 2008, and our RESTORIS MCK multicompartmental knee implant system in the fourth quarter of 2008.

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

Post-Market Studies

          To date, none of our submissions to the FDA has required the submission of clinical data and all of our studies to date have been post-market studies. As of February 29, 2012, we have seventy scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: nine studies are focused on quantifying the accuracy of MAKOplasty procedures; twelve studies are focused on assessing basic clinical and radiographic outcomes; eight studies are focused evaluating the functional and kinematic outcomes of patients; seventeen studies are focused on supporting implant design and product development; nineteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and five studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty. As of February 29, 2012, we have three published book chapters related to MAKOplasty and robotic surgery, twenty-five published peer-reviewed manuscripts, one hundred forty-nine peer-reviewed abstracts accepted at conferences, and fifteen completed whitepapers.

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

          We must also register with the FDA as a medical device manufacturer and must obtain all necessary state permits or licenses to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. We were audited by the FDA in January 2009, we believe all inspectional observations were subsequently resolved, and we received the establishment inspection report (EIR) from the FDA in August 2009.

          Failure to comply with applicable regulatory requirements, including delays in or failures to report incidents to the FDA as required under the MDR regulations, can result in enforcement action by the FDA, which may include any of the following sanctions:

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

          We cannot assure you that we have adequately complied with all regulatory requirements or that one or more of the referenced sanctions will not be applied to us as a result of a failure to comply.

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

          In November 2008, the British Standards Institute, or BSI, our Notified Body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485 in all material respects. In December 2009, we received a major nonconformance in our annual assessment by BSI. We implemented corrective actions and in March 2010 the finding was officially closed by BSI. In December 2010, BSI conducted a full recertification audit of our quality management system and discovered no major nonconformances. BSI found us in compliance with the requirements of the Medical Devices Directive of the European Union and recommended continuation of our certification allowing us to apply the CE Mark to our products. In January 2012, we received two major nonconformances in our annual assessment by BSI and we are currently implementing corrective actions to address these nonconformances. We expect that BSI will continue to conduct annual audits to assess our compliance with BSI certification standards.

          The RIO System, our RESTORIS onlay unicompartmental knee implant system, and our RESTORIS MCK onlay unicompartmental implant system were approved for CE marking in first quarter of 2010. Our RESTORIS MCK onlay patellofemoral and bicompartmental implant systems were approved for CE marking in the first quarter of 2011.

          The following table summarizes the additional foreign approvals received to date with respect to the sale of our products:

Jurisdiction	RIO System	RESTORIS® MCK system (implants and instruments)	MAKOplasty THA application
Canada	First Quarter 2011	Second Quarter 2011	Third Quarter 2011
Korea	Third Quarter 2011	Second Quarter 2011	—
Turkey	Fourth Quarter 2011	Fourth Quarter 2011	—

Health Care Laws and Regulations

Third-Party Reimbursement

          In the U.S. and elsewhere, health care providers that perform surgical procedures using medical devices such as ours generally rely on third-party payors, including governmental payors such as Medicare and Medicaid and private payors, to cover and reimburse all or part of the cost of the products. Consequently, sales of medical devices are dependent in part on the availability of reimbursement to the customer from third-party payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. In general, third-party payors will provide coverage and reimbursement for medically reasonable and necessary procedures and tests that utilize medical devices and may provide separate payments for the implanted or disposable devices themselves. Most payors, however, will not pay separately for capital equipment, such as the RIO system. Instead, payment for the cost of using the capital equipment is considered to be covered as part of payments received for performing the procedure. In determining payment rates, third-party payors are increasingly scrutinizing the prices charged for medical products and services in comparison to other therapies. The procedures in which our products are used may not be reimbursed by these third-party payors at rates sufficient to allow us to sell our products on a competitive and profitable basis.

          In addition, in many foreign markets, including the countries in the European Union, pricing of medical devices is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to limit payments by governmental payors for medical devices, and the procedures in which medical devices are used.

          In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively referred to as the Health Care Reform Legislation. Significant measures contained in the Health Care Reform Legislation include initiatives to revise Medicare payment methodologies, initiatives to promote quality indicators in payment methodologies (including the bundling of hospital and physician payments), initiatives related to the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, and annual reporting requirements related to payments to physicians and teaching hospitals. At this time it is not possible to predict whether these initiatives will have a positive or negative impact on us. The Health Care Reform Legislation also includes new taxes impacting certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax will apply to our products. In addition to the Health Care Reform Legislation, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. The taxes imposed by the Health Care Reform Legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

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

          We believe that there are existing reimbursement codes that can be used for MAKOplasty procedures performed in the hospital inpatient setting and, with respect to unicompartmental MAKOplasty PKA procedures, the outpatient setting. Procedures for hospital inpatient billing are referenced by international classifications of diseases, clinical modification, or Expert ICD-9-CM, volume 3 procedure codes. Knee arthroplasty is billed under the primary ICD-9-CM code 81.54 (“Total Knee Replacement”), which is assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication or Comorbidity”). Hip arthroplasty is billed under the primary ICD-9-CM code 81.51 (“Total Hip Arthroplasty”), which is commonly assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication or Comorbidity”). We anticipate that Medicare will continue to reimburse hospitals under MS-DRGs 469 and 470 for MAKOplasty procedures, but CMS can revise MS-DRG assignments from year to year.

          In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services. The American Medical Association, or AMA, has developed a coding system known as the Current Procedural Terminology, or CPT, codes, which have been adopted by the Medicare program to describe and develop payment amounts for certain physician services. The Medicare physician fee schedule uses CPT codes (and other codes) as part of the determination of allowable payment amounts to physicians. In determining appropriate payment amounts for surgeons, CMS receives guidance from the AMA regarding the relative technical skill level, level of resources used, and complexity of a new surgical procedure. Generally, the FDA approval of a new product is necessary, but not necessarily sufficient, for the designation of a new procedure code for a new surgical procedure using that product. Codes are assigned by either the AMA (for CPT codes) or CMS (for Medicare specific codes) and new codes usually become effective on January 1st of each year. Physicians performing MAKOplasty procedures using our technology submit bills under CPT codes 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”), and 27438 (“Arthoplasty, patella with prosthesis”) for services performed in connection with MAKOplasty PKA procedures, CPT codes 27130 (“Arthoplasty, acetabular and proximal femora prosthetic replacement (total hip arthroplasty), with or without autograft or allograft”) and 27132 (“Conversion of previous hip surgery to total hip arthroplasty, with or without autograft or allograft”) for services performed in connection with MAKOplasty THA procedures, and CPT codes 73700 (“CT lower extremity without contrast”) and 72192 (“CT pelvis without contrast material”) for imaging services related to MAKOplasty procedures. Physicians performing MAKOplasty PKA procedures using our technology in the outpatient setting also have available Ambulatory Payment Classifications, or APC, code 0425 and CPT code 27446 for unicompartmental arthroplasty and APC code 0048 and CPT code 27438 for patellofemoral procedures for the services performed in connection with such MAKOplasty PKA procedures. We cannot anticipate whether third-party payors will continue to reimburse physicians under these codes for services performed in connection with MAKOplasty procedures.

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

Anti-Kickback Statutes and Federal False Claims Act

          The federal healthcare programs’ Anti-Kickback Statute prohibits persons from soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payments. The Health Care Reform Legislation amended the intent requirement of the Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

          When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The Health Care Reform Legislation provides that the government may assert that a claim resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been prosecuted under the False Claims Act in connection with alleged off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices for our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws.

          Additionally, several bills have been passed or are pending, at both the state and federal levels, that expand the anti-kickback laws to require, among other things, extensive tracking and maintenance of databases regarding relationships to physicians and healthcare providers. The Health Care Reform Legislation and proposed regulations impose new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, effective in 2013. The implementation of the infrastructure to comply with these bills and regulations could be costly and any failure to provide the required information may result in civil monetary penalties.

          We believe our current consulting agreements with physicians represent legitimate compensation for needed documented services actually furnished to us. However, engagement of physician consultants by orthopedic medical device manufacturers has recently been subject to heightened scrutiny, and has resulted in four of the major orthopedic medical device implant manufacturers entering deferred prosecution agreements with the federal government and agreeing to pay substantial amounts to the federal government in settlement of Anti-Kickback Statute allegations, and all such companies submitting to supervision by a court appointed monitor throughout the term of the eighteen month agreements. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the Anti-Kickback Statute or False Claims Act or any similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed or negative public perceptions resulting therefrom, could have a material adverse effect on our financial performance.

          As part of our internal compliance program, we review our sales and marketing materials, contracts and programs with counsel, and require employees and marketing representatives to participate in regular training. We also have adopted and train our personnel on the Code of Ethics for Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, or AdvaMed, a leading trade association representing medical device manufacturers. However, we cannot rule out the possibility that the government or other parties could interpret these laws differently and challenge one or more of our activities under these laws.

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

Anti-Bribery Laws

          Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the U.S. and abroad. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, or FCPA, and foreign laws such as the United Kingdom’s Bribery Act prohibiting corrupt payments to government officials. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires companies to maintain records that fairly and accurately reflect transactions and maintain internal accounting controls. In many countries, hospitals are government-owned and healthcare professionals employed by such hospitals, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. Additionally, recently enacted U.S. legislation increases the monetary reward available to whistleblowers who report violations of federal securities laws, including the FCPA, which may result in increased scrutiny and allegations of violations of these laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented training, policies, and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Employees

          As of February 29, 2012, we had 429 employees, 184 of whom were engaged in sales and marketing, 89 in research and development, 62 in assembly, manufacturing and service, 44 in regulatory, clinical affairs and quality activities and 50 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

          The purchase of a RIO system is discretionary and requires our customers to make significant initial commitments of capital and other resources. In addition, purchase of a RIO system requires a commitment to purchase exclusively from us other products and services, including our RESTORIS family of implant systems. Continuing weak economic conditions, or a reduction in healthcare technology spending even if economic conditions improve, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

Current credit and financial market conditions could delay or prevent our customers from obtaining financing to purchase or lease a RIO system, which would adversely affect our business, financial condition and results of operations.

           Due to the continued tightening of credit markets in the recent past and concerns regarding the availability of credit, both domestically and abroad, our customers and overseas distributors may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases or leases of the RIO system. These delays may in some instances lead to our customers or overseas distributors postponing the shipment and installation of previously ordered systems, cancelling their system orders, postponing their system installation or cancelling their agreements with us. An increase in delays and order cancellations of this nature could adversely affect our product sales and revenues and, therefore, harm our business and results of operations.

Negative worldwide economic conditions and the long lead times required by certain suppliers could prevent us from accurately forecasting demand for our products, which could adversely affect our operating results.

           The continued negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers, our overseas distributors and our suppliers to accurately forecast future product demand trends, which could cause us to order and/or produce excess products that can increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a resulting material loss of revenue.

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

We may not have sufficient funding to complete the development and commercialization of our existing and future products and the prolonged weak worldwide economic conditions may hamper our efforts to raise additional capital to run our business.

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two years as we expand our sales and marketing capabilities in the orthopedic products market, continue our commercialization of the RIO system, MAKOplasty PKA application, MAKOplasty THA application, our RESTORIS family of implant systems, commence commercialization of future products, and continue to develop the corporate infrastructure required to sell and market our products. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RESTORIS family of implant systems, MAKOplasty PKA and THA applications and our RIO system, and the anticipated commercialization of future products. Given the continued weak economic conditions, we may be unable to obtain additional financing. As a result, we may be required to reduce the scope of, delay or eliminate some or all of our current and planned research, development and commercialization activities. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could materially harm our business and results of operations.

          We believe our existing cash, cash equivalents, short-term investment balances, and interest income we earn on these balances, if any, will be sufficient to meet our anticipated cash requirements through at least the next twelve months. To the extent our available cash, cash equivalents and short-term investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity or debt securities or entering into a credit facility, or modify our current business plan. The sale of additional equity and debt securities may result in dilution to our current stockholders or may require us to grant a security interest in our assets. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all.

          Because of the numerous risks and uncertainties associated with the development of medical devices, such as future versions of the RIO system and our RESTORIS family of implant systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products and supporting our growth;

•	the costs and timing of regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	the rate of progress, cost, and success or failure of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the acquisition of businesses, products and technologies; and

•	general economic conditions and interest rates, including the continuing weak conditions.

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

•

Our suppliers may be subject to allegations by other parties of misappropriation of proprietary information in connection with their supply of products to us, which could inhibit their ability to fulfill our orders and meet our requirements;

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

          If any of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products. If we are unable to satisfy commercial demand for the RIO system or our RESTORIS family of implant systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new or alternative components through a replacement supplier. Securing a replacement supplier could be difficult, especially for complex components such as motors, encoders, brakes and certain RIO system components that are manufactured in accordance with our custom specifications. The introduction of new or alternative components may require design changes to our system that are subject to FDA and other regulatory clearances or approvals. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products, suffer damage to our reputation and experience an adverse effect on our business and financial results.

We are an early-stage medical device company with a limited operating history and our business may not become profitable.

          We are an early-stage medical device company with a limited operating history. Our products with 510(k) marketing clearance from the FDA are versions 1.0, 1.2 and 1.3 of our TGS, versions 2.0, 2.1, 2.2, 2.3, and 2.4 of our RIO system, our hip application, and inlay and onlay implant systems for use in partial knee resurfacing procedures. In the first quarter of 2012, we received 510(k) marketing clearance from the FDA for version 2.5 of the RIO system, which has not yet been commercially released. The future success of our business depends on our ability to continue to develop and obtain regulatory clearances or approvals for innovative and commercially successful products in our field, which we may be unable to do in a timely manner, or at all. Our success and ability to generate revenue or be profitable also depends on our ability to establish our sales and marketing force, generate product sales and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are continuing to increase. Our lack of any significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for at least the next two years.

          We have sustained net losses in every fiscal year since our inception in 2004, including a net loss of $36.1 million for the year ended December 31, 2011. As of December 31, 2011, we had total stockholders’ equity of $100.4 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development of our products and our business generally. We also expect that our general and administrative expenses will continue to increase due to the planned further increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees necessary to support our continued growth in operations. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

We rely on intellectual property that we license from others, and if we are unable to maintain these licenses or obtain additional licenses that we may need, our ability to compete will be harmed.

          We rely on intellectual property that we license or sublicense from others, including patented technology that is integral to our RIO system and RESTORIS family of implant systems. As of February 29, 2012, we had licensed rights to eighty-one U.S. and three foreign third-party granted patents, and we had licensed rights to thirty-seven U.S. and three foreign third-party pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as computer assisted surgery, or CAS, robotics, haptics and implants. We regard some of these patents and applications as significant to our intellectual property portfolio because they deal with a core technology and potentially enable us to exclude others from practicing the claimed technology. Some of our CAS licensed patents are subject to the Biomet license, limiting us to using such licensed patents only in combination with robotic technologies and not on a stand-alone basis. Third parties may terminate a license in the event that we fail to make required payments or for other causes. In the event a third party terminates a license agreement, we cannot assure you that we could acquire another license to adequately replace the product, technology or method covered by the terminated license. If we fail to maintain our current licenses, our ability to compete in the orthopedic market will be harmed.

          In addition, as we enhance our current product offerings and develop new ones, including the RIO system and our RESTORIS family of implant systems, we may find it advisable or necessary to seek additional licenses from other parties who hold patents covering technology or methods used in these products. If we cannot obtain these additional licenses, we could be forced to design around those patents at additional cost or abandon the product altogether. As a result, our ability to grow our business and compete in the implant market may be harmed. See “Risks Related to Our Intellectual Property.”

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

          To date, we have not been required by the FDA to obtain premarket approval, or PMA, nor to conduct any clinical trials in support of our application for 510(k) marketing clearance of our products. Modifications to our products, however, may require new regulatory approvals or clearances or require us to recall or cease marketing the modified products until these clearances or approvals are obtained. Any modification to one of our 510(k) cleared products that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. In the fourth quarter of 2008 we received 510(k) marketing clearance from the FDA for the RIO system and for the RESTORIS MCK multicompartmental knee implant system, which the RIO system is designed to support. Since obtaining 501(k) marketing clearance for the RIO system, we have made additional upgrades to the RIO system (namely, versions 2.1, 2.2, 2.3, and 2.4) that we believe were cleared under our 510(k) marketing clearance for the RIO system and therefore did not require additional filings for clearance or approval. In the first quarter of 2012, we received 510(k) marketing clearance from the FDA for version 2.5 of the RIO system, which has not yet been commercially released. In the first quarter of 2010, we received 510(k) marketing clearance from the FDA for our MAKOplasty THA application. We may continue to make additional modifications in the future to the RIO system and associated applications without seeking additional clearances or approvals if we believe such clearances or approvals are not necessary. In July 2011, the FDA issued a draft guidance document entitled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device,” which is intended to assist manufacturers in deciding whether to submit a new 510(k) for changes or modifications made to the manufacturer’s previously cleared device. Once finalized, the draft guidance will replace the 1997 guidance document on the same topic. The new draft guidance would make substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. Specifically, the new draft guidance, once finalized, would take a more conservative approach and require new 510(k)s for certain changes or modifications to existing, cleared devices that might not have triggered new 510(k)s under the 1997 guidance. If the FDA disagrees with our past or future decisions not to seek new 510(k)s for changes or modifications to existing devices and requires new clearances or approvals for the modifications, we may be required to recall and stop marketing our products as modified, which could cause us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. Any of these actions would harm our operating results.

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

We depend on the success of a limited portfolio of products for our revenue, which could impair our ability to achieve profitability.

          We expect to derive most of our revenue from capital sales of our RIO system, future applications to the RIO system, recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. Currently, the only line of products that has been commercially introduced and received 510(k) marketing clearance is versions 1.0 and 1.2 of our TGS, the off-the-shelf inlay and onlay knee implant systems for use in unicompartmental knee resurfacing procedures, versions 2.0, 2.1, 2.2, 2.3. and 2.4 of the RIO system and our RESTORIS family of implant systems. Our future growth and success is dependent on the successful commercialization of the RIO system and related applications and our RESTORIS family of implant systems. If we are unable to achieve commercial acceptance of MAKOplasty, obtain regulatory clearances or approvals for future products, including products to treat other joints of the human body or experience a decrease in the utilization of our product line or procedure volume, our revenue would be adversely affected and we would not become profitable.

If certain economic, industry or regulatory events or changes occur, we may have to write-off inventory as obsolete, which could negatively impact our business and revenue.

          We manufacture our RIO system, RESTORIS family of implant systems, and disposable products based on our projections of customer demand and MAKOplasty procedure volume. If market conditions change, we experience decreases in customer demand, we modify our RIO system, RESTORIS family of implant systems, or disposable products, or we become subject to one or more regulatory enforcement actions, all or some of our inventory may become obsolete necessitating an inventory write-off, which would negatively impact our business and revenue.

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

          Surgeons’ and hospitals’ perceptions of such technology having significant advantages are likely to be based on a determination that, among other factors, our products are safe, reliable, cost-effective and represent acceptable methods of treatment. Even if we can prove the clinical value of MAKOplasty through clinical use, surgeons may elect not to use our current and future MAKOplasty solutions for any number of other reasons. For example, surgeons may continue to recommend total knee replacement surgery or standard instrumented hip replacement surgery simply because such surgeries are already widely accepted. In addition, surgeons may be slow to adopt our current and future MAKOplasty solutions because of the perceived liability risks arising from the use of new products. Surgeons may not accept our current and future MAKOplasty solutions if we fail to maintain an acceptable level of product reliability or if we encounter regulatory approval or compliance issues. Hospitals may not accept MAKOplasty because the RIO system is a piece of capital equipment, representing a significant portion of a hospital’s budget. The RIO system may not be cost-efficient if hospitals are not able to perform a significant volume of MAKOplasty procedures.

          In addition, our ability to generate revenue and become profitable depends upon the recurring sales of the products required for each MAKOplasty procedure. Purchase of our RIO system requires a contractual commitment to purchase exclusively from us the implant and disposable products for use with the RIO system. Despite this contractual commitment, if surgeons decide in certain MAKOplasty THA procedures that clinical requirements indicate use of a stem with features not available within our RESTORIS family of hip implant systems, they might chose a different stem purchased from another manufacturer for placement without the assistance of the RIO system.

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

          We believe that patients, surgeons and hospitals will only accept MAKOplasty or purchase our products if they believe that MAKOplasty is a safe and effective procedure with advantages over competing products and conventional arthroplasty procedures. To date, we have collected only limited, short-term clinical data with which to assess MAKOplasty’s clinical value. As of December 31, 2011, 12,801 MAKOplasty procedures had been performed since commercial introduction in 2006. We have not collected, and are not aware that others have collected, any long-term clinical data regarding the clinical value of MAKOplasty. The results of short-term studies, such as our post-market studies, do not necessarily predict long-term clinical results. As of February 29, 2012, we have three published book chapters related to MAKOplasty and robotic surgery, twenty-five published peer-reviewed manuscripts, one hundred forty-nine peer-reviewed abstracts accepted at conferences, and fifteen completed whitepapers. As of February 29, 2012, we also have seventy scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: nine studies are focused on quantifying the accuracy of MAKOplasty procedures; twelve studies are focused on assessing basic clinical and radiographic outcomes; eight studies are focused evaluating the functional and kinematic outcomes of patients; seventeen studies are focused on supporting implant design and product development; nineteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and fifteen studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty. If longer-term or more extensive clinical studies that may be performed by us or others indicate that MAKOplasty is a less safe or less effective procedure than our current data suggest, patients may choose not to undergo, and surgeons may choose not to perform, MAKOplasty. Furthermore, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. The FDA could also rescind our marketing clearances if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects. See “Risks Related to Regulatory Compliance.” Surgeons may be slow to adopt our products if they perceive liability risks arising from the use of these new products. As a result, patients, surgeons and hospitals may not accept MAKOplasty or our products and we may fail to become profitable and may be subject to significant legal liability.

We have limited sales and marketing experience and capabilities, which could impair our ability to achieve profitability.

          We have limited experience as a company in the sales and marketing of our products. We may not be successful in marketing and selling our products in the U.S. and abroad through our direct sales force or with assistance from independent orthopedic product agents and distributors. Our sales and marketing organization is supported by clinical and technical representatives who provide training, clinical and technical support and other services to our customers before and during the surgery. As of February 29, 2012, we have 184 employees in our sales and marketing organization, which includes all clinical and technical representatives. To reach our revenue targets, we need to expand and strengthen our U.S. direct sales force and, over time, our foreign sales channels. Developing a sales and marketing organization is expensive and time consuming and an inability to develop such an organization in a timely manner could delay the successful adoption of our products. Additionally, any sales and marketing organization that we develop may be competing against the experienced and well-funded sales and marketing organizations of some of our competitors. We will face significant challenges and risks in developing our sales and marketing organization, including, among others:

•	our ability to recruit, train and retain adequate numbers of qualified sales and marketing personnel;

•	the ability of sales personnel to obtain access to leading surgeons and persuade adequate numbers of hospitals to purchase our products;

•	costs associated with hiring, maintaining and expanding a sales and marketing organization; and

•	government scrutiny with respect to promotional activities in the healthcare industry both domestically and abroad.

          If we are unable to develop and maintain these sales and marketing capabilities, we may be unable to generate revenue and may not become profitable.

Surgeons, hospitals and orthopedic product agents and distributors may have existing or future relationships with other medical device companies that make it difficult for us to establish new or continued relationships with them, and as a result, we may not be able to sell and market our products effectively.

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

          In addition to our direct sales force, we work with distributors to market, sell, and support our products outside of the U.S. If these distributors believe that a relationship with us is less beneficial than other relationships they may have with more established or well-known medical device companies, they may be unwilling to establish or continue their relationships with us, making it more difficult for us to sell and market our products effectively.

Because the markets for our products are highly competitive, customers may choose to purchase our competitors’ products, resulting in reduced revenue and harm to our financial results.

          We also face competition from other medical device companies that may seek to extend robotic technologies and minimally invasive approaches and products that they have developed for use in other parts of the human anatomy to arthroplasty. Even if these companies currently do not have an established presence in the field of orthopedics, they may attempt to apply their robotic technologies to the field of orthopedics to compete directly with us.

          MAKOplasty requires the use of new robotic technologies, and we face competition from large, well-known companies that dominate the market for orthopedic products, principally Biomet, Inc., DePuy Orthopedics, Inc., a Johnson & Johnson company, Stryker Corporation, Zimmer Holdings, Inc., and Smith & Nephew, Inc.

Each of these companies offers conventional instruments and implants for use in conventional total and partial knee replacement surgeries and total hip replacement surgeries, and some of these companies offer patient specific instrumentation and implants for use in conventional total and partial knee replacement surgeries, which may compete with our MAKOplasty solution and negatively impact sales of our robotic arm technology. A number of these and other companies also offer CAS systems for use in arthroplasty procedures that provide a minimally invasive means of viewing the anatomical site. In addition, Biomet has licenses from Z-Kat and us to intellectual property rights in CAS intellectual property for use in the field of orthopedics. The license is non-exclusive with respect to use of CAS intellectual property in combination with robotic technologies and exclusive with respect to all other uses within the field of orthopedics, which could enable them to compete with us.

          Currently, we are not aware of any well-known orthopedic company that broadly offers robotic technologies in combination with CAS. These large, well known orthopedics companies do, however, have the ability to acquire and develop robotic technologies that may compete with our products. We are aware of certain early stage companies developing robotic applications in orthopedics and others commercializing customized implants and instruments for early and mid-stage arthroplasty solutions. For example, CUREXO Technology Corporation has engaged in marketing in the United States of its ROBODOC® Surgical System, which received 510(k) marketing clearance from the FDA in August 2008 for total hip arthroplasty procedures.

          We also may face competition from other medical device companies that may seek to extend robotic technologies and minimally invasive approaches and products that they have developed for use in other parts of the human anatomy to orthopedics. Even if these other companies currently do not have an established presence in the field of orthopedics, they may attempt to apply their robotic technologies to the field of orthopedics to compete directly with us.

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

We may encounter problems or delays in the assembly of our products or fail to meet certain regulatory requirements that could result in a material adverse effect on our business and financial results.

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

          If we are unable to satisfy commercial demand for our RIO system due to our inability to assemble and test the system in compliance with applicable regulations, our business and financial results, including our ability to generate revenue, would be impaired, market acceptance of our products could be materially adversely affected and customers may instead purchase or use, our competitors’ products.

Any failure in our efforts to train surgeons or hospital staff could result in lower than expected product sales and potential liabilities.

           A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons and hospital staff to properly perform MAKOplasty. As of December 31, 2011, we had trained 627 surgeons on the use of the RIO system to perform MAKOplasty. We rely on surgeons and hospital staff to devote adequate time to learn to use our products. Convincing surgeons and hospital staff to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot assure you we will be successful in these efforts. If surgeons or hospital staff are not properly trained, they may misuse or ineffectively use our products. If nurses or other members of the hospital staff are not adequately trained to assist in using our RIO system, surgeons may be unable to use our products. Insufficient training may result in reduced system use, unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

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

We may be subject to cost containment efforts by our customers, which could have an adverse impact on our sales, financial condition and results of operations.

          Some of our customers and potential customers have joined group purchasing organizations in an effort to contain costs; these group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors and make these negotiated prices available to the group purchasing organization’s affiliated hospitals and other members. Although we do not participate in these programs, some of our customers have required, and future customers may require, us to match the pricing that their group purchasing organization has negotiated with other medical device manufacturers and distributors for similar or competing products. If we fail to respond to the cost containment efforts of our customers and potential customers, we may lose market share to our competitors, which could result in an adverse impact on our sales, financial condition and results of operations.

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

          We may, from time to time, elect to initiate a product action concerning one or more of our products for the purpose of improving device performance. If any of our products are defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may voluntarily or involuntarily undertake a product action to remove, repair, or replace the product at our expense. In some circumstances we are required to notify regulatory authorities of a product action pursuant to a product recall. We are also required to submit a Medical Device Reporting, or MDR, report to the FDA for any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

          We have experienced and anticipate in the future to experience events that may require reporting to the FDA pursuant to the product recall and MDR regulations. See “Risks Related to Regulatory Compliance.” A required notification to a regulatory authority or a failure to make a timely required notification could result in an investigation by regulatory authorities of our products, which could in turn result in product actions, restrictions on the sale of the products, civil or criminal penalties and other field corrective action. In addition, because our products are designed to be used to perform complex surgical procedures, defects could result in a number of complications, some of which could be serious and could harm or kill patients. The adverse publicity resulting from any of these events could cause surgeons or hospitals to review and potentially terminate their relationships with us.

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

          Regulatory reporting deficiencies, investigations, product actions, or product liability claims, regardless of merit or eventual outcome, could result in:

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

          We anticipate that in the U.S. our products will be purchased primarily by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans for procedures using our technology. Ensuring adequate Medicare reimbursement can be a lengthy and expensive endeavor and we cannot provide assurance that we will be successful. In addition, the U.S. Congress may pass legislation impacting coverage and reimbursement for healthcare services, including Medicare reimbursement to physicians and hospitals. Many private third-party payors look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts. If the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare program, or Medicare contractors limit payments to hospitals or surgeons for MAKOplasty procedures, private payors may similarly limit payments. In addition, state legislatures may enact laws limiting or otherwise affecting the level of Medicaid reimbursements. As a result, hospitals may not purchase the RIO system and surgeons may choose not to perform MAKOplasty, and, as a result, our business and financial results would be adversely affected.

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

          There also can be no assurance that current levels of reimbursement will not be decreased or eliminated in the future, or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our products or our ability to sell products on a profitable basis. Our customers are currently using existing reimbursement codes for knee arthroplasty. Knee arthroplasty performed in the hospital inpatient setting is currently assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Major Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication of Comorbidity”), and surgeons currently bill Current Procedural Terminology, or CPT, code 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”), and code 27438 (“Arthroplasty, patella with prosthesis”), for services performed in connection with MAKOplasty PKA procedures using our technology. Our customers also have available Ambulatory Payment Classifications, or APC, code 0425 and CPT code 27446 for unicompartmental arthroplasty, APC code 0048 and CPT code 27438 for patellofemoral procedures, and CPT code 73700 (“CT lower extremity without contrast”) for imaging services related to MAKOplasty PKA. If unicompartmental and bicompartmental knee resurfacing procedures gain market acceptance and the number of such procedures increases, CMS and other payors may establish billing codes for unicompartmental and bicompartmental knee resurfacing procedures that provide for a smaller reimbursement amount than knee arthroplasty, which could adversely affect our financial results and business.

          Our customers use existing reimbursement codes for hip arthroplasty. Hip arthroplasty performed in the hospital inpatient setting is currently assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Major Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication of Comorbidity”), and surgeons will bill Current Procedural Terminology, or CPT, codes 27130 (“Arthroplasty, acetabular and proximal femora prosthetic replacement (total hip arthroplasty), with or without autograft or allograft”) and 27132 (“Conversion of previous hip surgery to total hip arthroplasty, with or without autograft or allograft”), for services performed in connection with MAKOplasty THA procedures using our technology. Our customers have available CPT codes 73700 (“CT lower extremity without contrast”) and 72192 (“CT pelvis without contrast material”) for imaging services related to MAKOplasty THA. If CMS and other payors do not reimburse physicians under these codes for services performed in connection with MAKOplasty THA procedures, our financial results and business could be adversely affected.

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

          In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act and the Health Care, as amended by the Education Affordability Reconciliation Act, or the Health Care Reform Legislation. This legislation and proposed rules promulgated thereunder include new taxes impacting certain health-related industries, including medical device manufacturers. If the legislation is not amended or repealed, beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax will apply to our products. Other significant measures contained in the Health Care Reform Legislation include initiatives to revise Medicare payment methodologies, initiatives to promote quality indicators in payment methodologies, initiatives related to the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, and annual reporting requirements related to payments to physicians and teaching hospitals. The Health Care Reform Legislation also includes significant new fraud and abuse measures, lowering the government’s thresholds to find violations and increasing potential penalties for such violations.

          In addition to the Health Care Reform Legislation discussed above, various other healthcare reform proposals and laws have also emerged at the federal and state level. For example, the Budget Control Act of 2011 mandates certain reductions in Medicare payment rates because the required reductions to the U.S. deficit were not approved. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. The taxes imposed by the new Health Care Reform Legislation, the expansion in government’s role in the U.S. healthcare industry, and the slated Medicare reductions may result in decreased profits to us, lower reimbursements by third-party payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

We depend on key employees, and if we fail to attract and retain employees with the expertise required for our business and provide for the succession of senior management, we cannot grow or achieve profitability.

          We are highly dependent on members of our senior management, in particular Maurice R. Ferré, M.D., our President, Chief Executive Officer and Chairman of the Board. Our future success will depend in part on our ability to retain these key employees, to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing, and to effectively provide for the succession of senior management. Competition for qualified personnel in the medical device industry is intense, and finding and retaining qualified personnel with experience in our industry is very difficult. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or fill new positions requiring key persons with appropriate experience. A significant portion of our compensation to our key employees is in the form of restricted stock and stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel.

          We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel other than Dr. Ferré. Although we have obtained key man insurance covering Dr. Ferré in the amount of $2,000,000, this would not fully compensate us for the loss of Dr. Ferré’s services. Dr. Ferré may terminate his employment at will at any time with 30 days’ notice. Each of the other members of our senior management may terminate his employment at will at any time with 60 days’ notice. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, or an inability to effectively plan for and implement a succession plan for key employees could harm our business.

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

          We are continuing to pursue international markets for the sale of our products and, during the year ended December 31, 2011, two RIO systems were commercially installed outside of the U.S. and two RIO systems were sold to international distributors for demonstration purposes As a result of these efforts and sales, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing economic conditions in foreign countries. In addition, because international sales would most likely be denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	approval of product submissions with healthcare systems outside the U.S.;

•	gathering the clinical data that may be required for product submissions with healthcare systems outside the U.S.;

•	export restrictions and controls and other government regulation relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressures that we may experience internationally;

•	compliance with existing and changing applicable foreign regulatory laws and requirements, including the federal Foreign Corrupt Practices Act and the U.K. Bribery Act;

•	foreign laws and business practices favoring local companies;

•	longer payment cycles;

•	shipping delays;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

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

An adverse outcome of the informal inquiry conducted by the SEC, or an initiation by the SEC of a formal inquiry or investigation, could have an adverse effect on our business and stock price.

          On August 19, 2011, we received a letter from the staff of the SEC, or the Staff, informing us that the Staff was conducting an informal inquiring regarding our March 30, 2011 announcement that we had received a binding purchase commitment from Health Management Associates, Inc. On September 30, 2011, we provided the SEC with certain requested information, including a chronology of events leading up to the announcement of the purchase commitment, and, as of the filing date of this Annual Report on Form 10-K, we have not received further correspondence or requests for information from the SEC on this matter. Based upon the nature of the inquiry and questions of the Staff, we believe the inquiry may relate to trading in our securities. We have cooperated fully with the Staff’s informal inquiry; however, we are unable to predict the outcome of the informal inquiry or whether a formal inquiry or investigation will be initiated. An adverse outcome of the informal inquiry or an initiation of a formal inquiry or investigation by the SEC could have an adverse effect on our business and stock price.

Risks Related to Our Intellectual Property

If we, or the other parties from whom we license intellectual property, are unable to secure and maintain patent or other intellectual property protection for the intellectual property contained in our products, our ability to compete will be harmed.

          Our commercial success depends, in part, on obtaining and maintaining patent and other intellectual property protection for the technologies contained in our products. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. Our patent position is uncertain and complex, in part, because of our dependence on intellectual property that we license from others. If we, or the other parties from whom we license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property contained in our products, or if any protection is reduced or eliminated, others could use the intellectual property contained in our products, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not provide us with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that we own or have rights to.

          U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our ability to develop additional patentable technology is also uncertain.

          Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may also result in the loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S., particularly in the field of medical products and procedures.

If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unpatented know-how, our ability to compete will be harmed.

          Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business. We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business. We also have taken precautions to initiate reasonable safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

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

          Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties, including parties from whom we license intellectual property, may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for CAS and robotics assisted implant systems grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we or parties from whom we license intellectual property may determine that it is in our best interests or their best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent interferences or reexaminations. As a result, we may become involved in unwanted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

          Infringement actions and other intellectual property claims and proceedings brought against or by us, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. Some of our competitors may be able to sustain the costs of complex patent or intellectual property litigation more effectively than we can because they have substantially greater resources.

          We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to pay damages. We could also be prevented from selling our products unless we could obtain a license to use technology or processes covered by such patents or were able to redesign the product to avoid infringement. A license may not be available at all or on commercially reasonable terms or we may not be able to redesign our products to avoid infringement. Modification of our products or development of new products could require us to conduct clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time consuming and expensive. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed and our stock price may decline. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

          Our medical device products and operations are subject to extensive regulation by the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and various other federal, state and foreign governmental authorities. Government regulations and requirements specific to medical devices are wide ranging and govern, among other things:

•	design, development and manufacturing;

•	testing, labeling and storage;

•	clinical trials;

•	product safety;

•	marketing, sales and distribution;

•	premarket clearance or approval;

•	record keeping procedures;

•	advertising and promotions;

•	recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and product export.

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

          In addition, in the course of performing our business we obtain certain confidential patient health information, such as patient names and dates of MAKOplasty procedures. Although we believe that we are neither a covered entity nor, as of February 17, 2010, a business associate of our hospital customers and, as such, are not directly subject to the standards set forth in HIPAA or HITECH, there is no guarantee that the government will agree with our determination. If the government determines that we are a business associate, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of the privacy or security standards. Further, we have entered into agreements with certain covered entity customers that contain commitments by us to protect the privacy and security of patients’ health information and, in some instances, require that we indemnify the covered entity for claims, liability, damages and costs or expenses arising out of or in connection with a breach of this covenant by us. If we were to violate one of these covenants, we could lose customers and be exposed to liability and/or reputational damage.

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

          As we modify existing products or develop new products in the future, including new instruments, we apply for permission to affix to such products a European Union CE mark, which is a legal requirement for medical devices intended for sale in the European Union. In addition, we will be subject to annual regulatory audits in order to maintain those CE mark permissions. In November 2008, the British Standards Institute, or BSI, an independent global notified body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485 in all material respects. As a result of the change in classification of orthopedic implants in the European Union, we have updated our ISO certifications to include class III devices, such as orthopedic implants. In December 2009, we received a major nonconformance in our annual assessment by BSI. We implemented corrective actions and in March 2010 the finding was officially closed by BSI. In December 2010, BSI conducted a full recertification audit of our quality management system and discovered no major nonconformances. BSI found us in compliance with the requirements of the Medical Devices Directive of the European Union and recommended continuation of our certification allowing us to apply the CE Mark to our products. In January 2012, we received two major nonconformances in our annual assessment by BSI and we are currently implementing corrective actions to address these nonconformances. We expect that BSI will continue to conduct annual audits to assess our compliance with BSI certification standards. In connection with achieving CE marking, which is a legal requirement for medical devices intended for sale in the European Union, we have also submitted design dossiers to BSI for the purpose of review and approval. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union or other areas of the world that require CE approval of medical devices.

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

          We and some of our third-party manufacturers and suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. The FDA enforces the QSR through periodic inspections of manufacturing facilities. In January 2009, the FDA conducted its first audit of our facility, during which we received certain inspectional observations. We have addressed the observations and submitted a response to the FDA on a voluntary basis. We believe all inspectional observations were resolved and we received a copy of the establishment inspection report (EIR) and a cover letter from the FDA in August 2009. We continue to monitor our quality management efforts in order to improve our overall level of compliance. To date, our facilities have not been inspected by any other regulatory authorities. We anticipate that we and certain of our third-party manufacturers and suppliers will be subject to inspections by regulatory authorities in the future. If our facilities or those of our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) marketing clearances or PMA approvals that have already been granted;

•	refusing to provide CFGs;

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

          During the year ended December 31, 2011, we initiated one product action which we then determined was reportable to the FDA pursuant to correction / removal guidelines, related to a voluntary field corrective action concerning a software error discovered during product surveillance. Under certain circumstances, the error value calculated by the RIO system, designed for safety and accuracy of the MAKOplasty procedure, could be incorrect. This incorrect error value could lead to a possible incorrect interpretation of the registration accuracy of the RIO system, which could then result in bone resection that is not consistent with the preoperative surgical plan. We released a software update in February 2011 designed to correct this error and have internally closed this action. During 2011, we closed a reportable recall which was initiated in 2010. This reportable recall was related to a defect in the RIO’s camera systems. In November 2010, Northern Digital Inc., or NDI, the supplier of our camera systems, notified us of a defect in the camera systems. We isolated the affected camera systems and reported the product action to FDA in December 2010. We received a closure notification from the FDA on in November 2011.

          Companies are required to maintain certain records of product actions, even if they determine such product actions are not reportable to the FDA. If we determine that certain product actions do not require notification of the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action, including any of the following sanctions for failing to report the recalls when they were conducted or failing to timely report or initiate a reportable product action:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) marketing clearances or PMA approvals that have already been granted;

•	refusing to provide CFGs;

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

          Under the FDA Medical Device Reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. We have experienced and anticipate in the future to experience events that require reporting to the FDA pursuant to the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as product actions or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

          In addition, as the frequency of use of the RIO system increases and our business continues to grow, we may experience an increase in the number of MDR reports we file. The decision to file an MDR involves a judgment by us as the manufacturer. We have made decisions that certain types of events are not reportable on an MDR; however, there can be no assurance that the FDA will agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA disagrees with any of our determinations regarding the reportability of certain events, the FDA could take enforcement actions against us, which could have an adverse impact on our reputation and financial results.

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

We may be subject to fines, penalties, or licensure requirements, or legal liability, if it is determined that our MAKOplasty Specialists are practicing medicine without a license.

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

          Additionally, several bills have been passed or are pending, at both the state and federal levels, that expand the anti-kickback laws to require, among other things, extensive tracking and maintenance of databases regarding relationships to physicians and healthcare providers. The Health Care Reform Legislation and proposed regulations impose new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, effective in 2013. The implementation of the infrastructure to comply with these bills and regulations could be costly and any failure to provide the required information may result in civil monetary penalties.

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

          If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including the FCPA, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the surgeons or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We lease approximately 68,000 square feet of office and warehouse space in Fort Lauderdale, Florida, which is used as our headquarters and for the assembly of our products. Our lease expires on March 31, 2021. Thereafter, we have the right to renew our lease for two five-year terms upon prior written notice and the fulfillment of certain conditions. We intend to lease approximately 15,000 additional square feet of office space in the first half of 2012, located close to our headquarters and the Fort Lauderdale-Hollywood International Airport, which will be used as a training facility. We believe that our current facility and the intended training facility will be adequate to meet our needs through at least 2016, but additional space may be required in the future to accommodate our anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

          None

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          Our common stock began trading on The NASDAQ Global Market under the symbol “MAKO” on February 14, 2008. Prior to that date, there was no identifiable public market for our common stock.

          The following table sets forth the range of the high and low intraday prices for the period of January 1, 2010 through December 31, 2011 as reported by The NASDAQ Global Select Market.

	2011		2010
	High	Low	High	Low
First Quarter	$24.47	$14.04	$14.38	$10.90
Second Quarter	$35.90	$23.37	$14.90	$11.77
Third Quarter	$41.80	$21.40	$12.65	$9.45
Fourth Quarter	$43.00	$24.40	$15.73	$9.28

          Our stock transfer records indicated that as of February 29, 2012, there were approximately 47 holders of record of our common stock.

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

Equity Compensation Plan Information

          The following table summarizes our equity compensation plans as of December 31, 2011.

Plan Category	(a) Number of Shares of Our Common Stock to be Issued Upon Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Shares of Our Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Exceeding Securities Reflected in Col (a))
Equity compensation plans approved by our security holders	4,753,000	(1)	$11.06	859,000	(2)
Equity compensation plans not approved by our security holders	15,000	(3)	12.10	0
TOTAL	4,768,000	(1)	$11.06	859,000	(2)

(1) This number includes shares of our common stock to be issued upon exercise of outstanding options under our 2004 Stock Incentive Plan and our 2008 Omnibus Incentive Plan. No further awards will be made under the 2004 Stock Incentive Plan.

(2) This number includes 390,000 shares available for future issuance under our 2008 Employee Stock Purchase Plan. The 2008 Omnibus Incentive Plan contains an evergreen provision whereby the authorized shares increase on January 1 of each year in an amount equal to the least of (i) 2,500,000 shares, (ii) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year, and (iii) a number of shares determined by the Company’s board of directors that is less than (i) and (ii).

(3) On July 6, 2010, we entered into an agreement for the provision of certain consulting services to us in consideration for cash compensation and a non-qualified stock option to purchase 15,000 shares of our common stock. This stock option has an exercise price of $12.10, which was the closing price per share of our common stock on July 6, 2010, the grant date, and vested ratably quarterly over one year starting on the grant date.

Unregistered Sales of Equity Securities

          Not applicable.

Uses of Proceeds from Sale of Registered Securities

          Not applicable.

Issuer Purchases of Equity Securities

          The following table summarizes the repurchases of the Company’s common stock during the three month period ended December 31, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
October 1 to 31, 2011	—	$—	—	$—
November 1 to 30, 2011	2,278	37.44	—	—
December 1 to 31, 2011	—	—	—	—
	2,278	$37.44	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

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

COMPARISON OF 46-MONTH CUMULATIVE TOTAL RETURN
Among
MAKO Surgical Corp.
The NASDAQ Composite Index
and
The NASDAQ Medical Equipment Index

	2/14/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
MAKO Surgical Corp.	$100.00	$97.93	$79.74	$78.98	$72.77	$84.10	$98.26	$95.42	$120.92
NASDAQ Composite	$100.00	$97.71	$98.30	$89.27	$67.61	$65.53	$78.67	$90.99	$ 97.28
NASDAQ Medical Equipment	$100.00	$93.88	$90.03	$87.10	$59.87	$52.40	$68.08	$83.64	$ 87.31

	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
MAKO Surgical Corp.	$146.84	$135.62	$104.36	$165.80	$262.75	$323.86	$372.77	$274.62
NASDAQ Composite	$102.80	$90.43	$101.55	$113.73	$119.23	$118.91	$103.55	$111.69
NASDAQ Medical Equipment	$ 97.28	$ 89.60	$ 90.78	$ 93.11	$105.89	$111.57	$ 94.48	$106.97

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

(in thousands, except per share data)	Years Ended December 31,

	2011	2010	2009	2008	2007
Statements of Operations Data
Revenue	$84,507	$44,296	$34,208	$2,944	$771
Cost of revenue	26,883	18,173	21,454	3,312	583
Gross profit (loss)	57,624	26,123	12,754	(368)	188
Operating costs and expenses:
Selling, general and administrative	69,024	47,041	32,072	23,292	12,042
Research and development	20,592	14,975	13,127	12,472	8,269
Depreciation and amortization	4,291	3,043	1,951	1,828	1,297
Total operating costs and expenses	93,907	65,059	47,150	37,592	21,608
Loss from operations	(36,283)	(38,936)	(34,396)	(37,960)	(21,420)
Net loss	$(36,143)	$(38,687)	$(34,023)	$(37,082)	$(20,658)
Net loss attributable to common stockholders	$(36,143)	$(38,687)	$(34,023)	$(37,647)	$(24,318)
Net loss per share – Basic and diluted attributable to common stockholders (1)	$(0.89)	$(1.13)	$(1.22)	$(2.20)	$(14.75)
Weighted average common shares outstanding – Basic and diluted (2)	40,752	34,349	27,806	17,096	1,649

(in thousands)	As of December 31,

	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$13,438	$27,108	$17,159	$62,547	$9,615
Short-term investments	36,354	46,401	44,686	1,077	3,084
Long-term investments	8,902	23,283	9,368	―	―
Total assets	127,771	137,079	99,103	86,533	29,190
Long-term debt, net of current portion	―	―	―	―	―
Redeemable convertible preferred stock	―	―	―	―	59,487
Accumulated deficit	(189,025)	(152,882)	(114,195)	(80,172)	(42,843)
Total stockholders’ equity (deficit)	100,438	121,771	90,794	66,514	(42,837)

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

          We have incurred net losses in each year since our inception and, as of December 31, 2011, we had an accumulated deficit of $189.0 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, including our MAKOplasty total hip arthroplasty application, or MAKOplasty THA application, that we commercially launched in September 2011, and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

          Recent business events and key milestones in the development of our business include the following:

•

In September 2011, we announced the commercial availability of the RIO system for use in total hip replacement procedures, called the MAKOplasty THA application. A total of 49 MAKOplasty THA applications were sold in 2011, resulting in 44% of our domestic commercial installed base having the MAKOplasty THA application as of December 31, 2011.

•

During the year ended December 31, 2011, we sold 48 RIO systems, including 44 domestic commercial sales, two international commercial sales and two international demonstration sales, increasing our worldwide commercial installed base to 113 systems.

•	A total of 6,932 MAKOplasty procedures were performed worldwide during the year ended December 31 2011, representing a 99% increase over the same period in 2010.

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

          We believe that the keys to continuing to grow our business are expanding the acceptance and application of MAKOplasty for partial knee resurfacing procedures, gaining market acceptance for our MAKOplasty THA application and associated implant systems and introducing other potential future applications. To successfully commercialize our products and continue to grow our business, we must gain broad market acceptance for MAKOplasty procedures.

Factors That May Influence Future Results of Operations

          The following is a description of factors that may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

     Revenue

          Revenue is generated from: (1) RIO system sales and applications (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of warranty and maintenance services on the RIO system hardware. Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing losses resulting from selling, general and administrative expenses, research and development expenses and other activities for at least the next two years. Our future revenue may also be adversely affected by the current general economic conditions and the resulting tightening of the credit markets, which may cause purchasing decisions to be delayed or cause our customers to experience difficulties in securing adequate funding to buy our products.

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

Critical Accounting Policies and Significant Judgments and Estimates

          Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include revenue recognition, allowance for doubtful accounts, inventory valuation, valuation allowance for deferred income tax assets, impairment of long-lived assets and the determination of stock-based compensation. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ significantly from these estimates under different assumptions or conditions.

          While our significant accounting policies are more fully described in Item 8, Financial Statements and Supplementary Data, Note 2 to the Financial Statements, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

     Revenue Recognition

          Revenue is generated: from (1) unit sales of our RIO system and MAKOplasty applications (collectively, the RIO system”), including associated instrumentation, installation services and training; (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of warranty and maintenance services. We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605-10-S99, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement.

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

          Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period as the related sales are recorded.

          A portion of our end-user customers acquire the RIO system through a leasing arrangement with qualified third-party leasing companies. In these instances, we sell the RIO system to the third-party leasing company, and the end-user customer enters into an independent leasing arrangement with the third-party leasing company. We recognize RIO system revenue for a RIO system sale to a third-party leasing company on the same basis as a RIO system sale directly to an end-user customer. We sell implants and disposable products utilized in MAKOplasty procedures directly to end-user customers under a separate agreement.

          Our domestic sales contracts generally do not provide the customer with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. In a limited number of RIO system sales, our agreement with the customer provides for a customer acceptance period, which typically does not exceed three months, following which the customer may either accept or return the RIO system. No system revenue is recognized for these RIO system sales until the customer has unconditionally accepted the RIO system.

          Sales of implants and disposable products to independent international distributors generally provide for a right of return. Accordingly, no revenue is recognized for these sales until the right of return expires or is waived. Sales of our RIO system to international distributors generally do not provide the distributor with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. The one-year warranty for RIO system sales to international distributors is limited to replacing parts within the warranty period and does not provide for maintenance services. We accrue for the estimated costs of providing the one-year warranty for RIO system sales to international distributors upon installation as a component of cost of revenue - systems in the statements of operations.

          The RIO system includes software that is essential to the functionality of the product. Since the RIO system’s software and non-software components function together to deliver the RIO system’s essential functionality, they are considered one deliverable that is excluded from the software revenue recognition guidance.

          We allocate arrangement consideration to the RIO systems and associated instrumentation, our implants and disposables and our warranty and maintenance services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence, or VSOE, of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price, or ESP.

          We allocate arrangement consideration using ESP for our RIO system, ESP for our implants and disposables and VSOE of fair value for our warranty and maintenance services. VSOE of fair value is based on the price charged when the element is sold separately. ESP is established by determining the price at which we would transact a sale if the product was sold on a stand-alone basis. We determine ESP for our products by considering multiple factors including, but not limited to, geographies, type of customer, and market conditions. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.

     Allowance for Doubtful Accounts

          We regularly review customer balances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We provide an allowance for doubtful accounts when collections become doubtful but have not experienced any significant credit losses to date in the accompanying financial statements included in Item 8, Financial Statements and Supplementary Data, of this report.

     Inventory Valuation

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. We review our inventory periodically to determine net realizable value and consider product upgrades in its periodic review of realizability. We write down inventory, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

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

          We account for stock-based compensation arrangements with non-employees in accordance with the ASC 505-50, Equity-Based Payments to Non-Employees. We record the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The value of the equity instrument is charged to expense over the term of the service agreement.

          We selected the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

          During the year ended December 31, 2011, we recognized $9.9 million of stock-based compensation expense including stock option grants, restricted stock grants, and compensation expense relating to shares issued under our employee share purchase plan, leaving $15.3 million to be recognized in future periods. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.3 years as of December 31, 2011.

Results of Operations for the Fiscal Years Ended December 31, 2011, 2010, and 2009

	Years Ended December 31,
(in thousands)	2011	2010	Change	% of Change	2010	2009	Change	% of Change

Revenue:

Procedures	$34,638	$17,620	$17,018	97%	$17,620	$7,550	$10,070	133%
Systems – RIO	43,927	24,928	18,999	76%	24,928	14,715	10,213	69%
Systems – TGS, previously deferred	―	―	―	―	―	11,297	(11,297)	(100%)
Service	5,942	1,748	4,194	240%	1,748	646	1,102	171%
Total revenue	84,507	44,296	40,211	91%	44,296	34,208	10,088	29%
Cost of revenue:
Procedures	8,793	5,960	2,833	48%	5,960	3,087	2,873	93%
Systems – RIO	16,695	11,171	5,524	49%	11,171	9,032	2,139	24%
Systems – RIO upgrades	―	―	―	―	―	5,183	(5,183)	(100%)
Systems – TGS, previously deferred	―	―	―	―	―	3,606	(3,606)	(100%)
Service	1,395	1,042	353	34%	1,042	546	496	91%
Total cost of revenue	26,883	18,173	8,710	48%	18,173	21,454	(3,281)	(15%)
Gross profit	57,624	26,123	31,501	121%	26,123	12,754	13,369	105%
Operating costs and expenses:
Selling, general and administrative	69,024	47,041	21,983	47%	47,041	32,072	14,969	47%
Research and development	20,592	14,975	5,617	38%	14,975	13,127	1,848	14%
Depreciation and amortization	4,291	3,043	1,248	41%	3,043	1,951	1,092	56%
Total operating costs and expenses	93,907	65,059	28,848	44%	65,059	47,150	17,909	38%
Loss from operations	(36,283)	(38,936)	2,653	(7%)	(38,936)	(34,396)	(4,540)	13%
Other income, net	245	317	(72)	(23%)	317	429	(112)	(26%)
Loss before income taxes	(36,038)	(38,619)	2,581	(7%)	(38,619)	(33,967)	(4,652)	14%
Income tax expense	105	68	37	54%	68	56	12	21%
Net loss	$(36,143)	$(38,687)	$2,544	(7%)	$(38,687)	$(34,023)	$(4,664)	14%

     Revenue

          Revenue was $84.5 million for the year ended December 31, 2011, compared to $44.3 million for the year ended December 31, 2010. The increase in revenue of $40.2 million, or 91%, was primarily due to a $17.0 million, or 97%, increase in procedure revenue, a $19.0 million, or 76%, increase in RIO system revenue and a $4.2 million, or 240%, increase in service revenue. The $17.0 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the year ended December 31, 2011 to 6,932 as compared to 3,485 during the year ended December 31, 2010. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial system and relatively consistent average selling price per procedure.

          The $19.0 million increase in RIO system revenue was attributable to the recognition of $43.9 million of revenue from 48 unit sales of our RIO system, including 44 domestic commercial sales, two international commercial sales and two international demonstration system sales, and 49 MAKOplasty THA application sales during the year ended December 31, 2011, as compared to the recognition of $24.9 million of revenue from 33 unit sales of our RIO system, including 31 domestic commercial sales and two international demonstration system sales, during the year ended December 31, 2010. RIO system revenue for the year ended December 31, 2011 was reduced by $4.0 million for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO, as compared to the deferral of $2.2 million during the year ended December 31, 2010. This deferred revenue will be recognized in service revenue over a twelve-month period.

          The $4.2 million increase in service revenue was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance.

          We expect our revenue to continue to increase in future periods as unit sales of our RIO system increase, the number of MAKOplasty procedures performed increases, and the installed base of RIO systems covered under warranty and maintenance increases.

          Revenue was $44.3 million for the year ended December 31, 2010, compared to $34.2 million for the year ended December 31, 2009. The increase in revenue of $10.1 million, or 29%, was primarily due to a $10.2 million, or 69%, increase in RIO system revenue and a $10.1 million, or 133%, increase in procedure revenue and was partially offset by the recognition of $11.3 million of revenue during the year ended December 31, 2009 from 17 previously deferred unit sales of our Tactile Guidance System™, or TGS. The $10.2 million increase in RIO system revenue was attributable to $24.9 million of revenue from 33 unit sales of our RIO system, including 31 domestic commercial sales and two international demonstration system sales, as compared to the recognition of $14.7 million of revenue from 19 unit sales of our RIO system during the year ended December 31, 2009. The $10.1 million increase in procedure revenue was attributable to an increase in MAKOplasty procedures performed during the year ended December 31, 2010 as compared with the year ended December 31, 2009. There were 3,485 MAKOplasty procedures performed during the year ended December 31, 2010 compared to 1,602 MAKOplasty procedures performed during the year ended December 31, 2009. The increase in MAKOplasty procedures performed was driven by the continued adoption of MAKOplasty Partial Knee Arthroplasty, or MAKOplasty PKA, both in terms of monthly utilization per commercial system and total commercial installed base. Revenue for the year ended December 31, 2010 was reduced by $2.2 million, of which $1.2 million related to system sales prior to the fourth quarter, for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO. This deferred revenue was recognized in service revenue over a twelve-month period. TGS sales arrangements required us to provide upgrades and enhancements, through and including the delivery of the RIO system. In accordance with our revenue recognition policy, recognition of revenue on unit sales of our TGS was deferred until delivery of the RIO system, which we commercially released in the first quarter of 2009.

     Cost of Revenue

          Cost of revenue was $26.9 million for the year ended December 31, 2011, compared to $18.2 million for the year ended December 31, 2010. The increase in cost of revenue of $8.7 million, or 48%, was primarily due to an increase in MAKOplasty procedures performed and the recognition of the cost of revenue from 48 unit sales of our RIO system and 49 MAKOplasty THA application sales during the year ended December 31, 2011 as compared to the recognition of the cost of revenue from 33 unit sales of our RIO system during the year ended December 31, 2010. This was partially offset by lower per system material costs and lower per procedure material costs for the year ended December 31, 2011, compared to the year ended December 31, 2010. Cost of revenue for the year ended December 31, 2010 was also impacted by a write-off of approximately $1.4 million of excess RESTORIS unicompartmental knee implant system implants, or RESTORIS Classic, necessitated by the rapid adoption of the RESTORIS MCK multicompartmental implant system, or RESTORIS MCK, and an adjustment to reverse the accrual for our warranty and maintenance obligation by $552,000 as discussed in “Factors That May Influence Future Results of Operations” above. We expect our cost of revenue to continue to increase in future periods as unit sales of our RIO system and applications increase, the number of MAKOplasty procedures performed increases, and the installed base of RIO systems covered under warranty and maintenance increases.

          Gross profit for the year ended December 31, 2011 was $57.6 million compared to a gross profit of $26.1 million for the year ended December 31, 2010. Total gross margin for the year ended December 31, 2011 was 68%, including a 75% margin on procedure revenue, a 62% margin on RIO system revenue and a 77% margin on service revenue compared to a gross margin of 59% for the year ended December 31, 2010, including a 66% margin on procedure revenue, a 55% margin on RIO system revenue and a 40% margin on service revenue. The increase in margin on procedure revenue was primarily attributable to lower material costs per procedure and a write-off of approximately $1.4 million of excess RESTORIS Classic implants in 2010. The increase in margin on RIO system revenue was primarily attributable to lower material costs per system. The increase in margin on service revenue was primarily attributable to the change in recognition of the initial warranty obligation and maintenance services for RIO system sales to service revenue beginning in the fourth quarter of 2010 and to a reduction in per site service costs in 2011. See further discussion of the initial warranty obligation and maintenance services for RIO system sales in “Factors That May Influence Future Results of Operations” above.

          Cost of revenue was $18.2 million for the year ended December 31, 2010, compared to $21.5 million for the year ended December 31, 2009. The decrease in cost of revenue of $3.3 million, or 15%, was primarily due to the recognition of $8.8 million of the direct cost of revenue during the year ended December 31, 2009 from 17 previously deferred unit sales of our TGS, including the cost of providing the RIO system upgrades. This was partially offset by the recognition of the cost of revenue from 33 unit sales of our RIO system during the year ended December 31, 2010 as compared to the recognition of the cost of revenue from 19 unit sales of our RIO system during the year ended December 31, 2009 and to an increase in MAKOplasty PKA procedures performed. Cost of revenue for the year ended December 31, 2010 was also impacted by a write-off of approximately $1.4 million of excess RESTORIS Classic implants necessitated by the rapid adoption of RESTORIS MCK and an adjustment to reverse the accrual for our warranty and maintenance obligation by $552,000 as discussed in “Factors That May Influence Future Results of Operations” above.

          Gross profit for the year ended December 31, 2010 was $26.1 million compared to a gross profit of $12.8 million for the year ended December 31, 2009. Total gross margin for the year ended December 31, 2010 was 59%, including a 66% margin on procedure revenue, a 55% margin on RIO system revenue and a 40% margin on service revenue compared to a gross margin of 37% for the year ended December 31, 2009, including a 59% margin on procedure revenue, a 31% margin on RIO system revenue and a 15% margin on service revenue. The increase in margin on procedure revenue was primarily attributable to a higher average selling price per procedure, which was partially offset by a write-off of approximately $1.4 million of excess RESTORIS Classic implants in 2010. The increase in margin on RIO system revenue was primarily attributable to the cost of providing RIO system upgrades for 17 previously deferred unit sales of our TGS.

     Selling, General and Administrative

          Selling, general and administrative expense was $69.0 million for the year ended December 31, 2011, compared to $47.0 million for the year ended December 31, 2010. The increase of $22.0 million, or 47%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 291 as of December 31, 2010 to 415 as of December 31, 2011. Of the 124 employee increase, 68 were in sales and marketing. Selling, general and administrative expense for the year ended December 31, 2010 was also impacted by a write-off of $1.0 million of excess RESTORIS classic instrumentation necessitated by the rapid adoption of RESTORIS MCK, and the corresponding decline in the usage of RESTORIS Classic. Selling, general and administrative expense for the year ended December 31, 2011 included $8.3 million of stock-based compensation expense compared to $5.4 million for the year ended December 31, 2010. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2011 combined with an increase in the price of our common stock. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees and sales and training programs necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increased number of employees, facilities and operating costs necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

          Selling, general and administrative expense was $47.0 million for the year ended December 31, 2010, compared to $32.1 million for the year ended December 31, 2009. The increase of $14.9 million, or 47%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 232 as of December 31, 2009 to 291 as of December 31, 2010. Of the 59 employee increase, 35 were in Sales and Marketing. Selling, general and administrative expense for the year ended December 31, 2010 was also impacted by a write-off of $1.0 million of excess RESTORIS classic instrumentation necessitated by the rapid adoption of the RESTORIS MCK multicompartmental implant system. Selling, general and administrative expense for the year ended December 31, 2010 also included $5.4 million of stock-based compensation expense compared to $3.3 million for the year ended December 31, 2009. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2009 and 2010.

          We loan instrumentation to our customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets, or implant instruments, are comprised of tools and equipment that facilitate the implantation of our implants. Implant instruments loaned to customers are not part of the tangible product sold and title of loaned instrument remains with the Company. To better reflect the economics of the implant instruments and enhance comparability with other companies in our industry, depreciation expense on implant instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense beginning in the first quarter of 2010. Depreciation expense for implant instruments was $1.1 million, $464,000 and $250,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

     Research and Development

          Research and development expense was $20.6 million for the year ended December 31, 2011, compared to $15.0 million for the year ended December 31, 2010. The increase of $5.6 million, or 38%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system and applications, including our MAKOplasty THA application that we commercially launched in September 2011, our RESTORIS family of implant systems, and potential future products. Research and development expense for the year ended December 31, 2011 was also impacted by $1.3 million of expense incurred under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC as discussed in Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

          Research and development expense was $15.0 million for the year ended December 31, 2010, compared to $13.1 million for the year ended December 31, 2009. The increase of $1.9 million, or 14%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system, our RESTORIS family of implant systems and potential future products, including our MAKOplasty THA application and associated implant systems.

     Depreciation and Amortization

          Depreciation and amortization expense was $4.3 million for the year ended December 31, 2011, compared to $3.0 million for the year ended December 31, 2010. The increase of $1.3 million, or 41%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2011 and 2010 due to the growth in our business and the expansion of our facilities in 2010 to accommodate an increase in employees and operational activities necessary to support such growth.

          Depreciation and amortization expense was $3.0 million for the year ended December 31, 2010, compared to $2.0 million for the year ended December 31, 2009. The increase of $1.0 million, or 56%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2010 and 2009 due to the growth in our business and the expansion of our facilities in 2010 to accommodate an increase in employees necessary to support such growth.

     Other Income, Net

          Other income, net was $245,000 for the year ended December 31, 2011, compared to $317,000 for the year ended December 31, 2010. The decrease of $72,000, or 23%, was primarily due to lower yields realized on our cash, cash equivalents and investments compared with the same period of 2010, which is attributable to a cash investment strategy that emphasizes the security of the principal invested and fulfillment of liquidity needs, and to realized losses on foreign currency transactions for the year ended December 31, 2011.

          Other income, net was $317,000 for the year ended December 31, 2010, compared to $432,000 for the year ended December 31, 2009. The decrease of $115,000, or 27%, was primarily due to lower yields realized on our cash, cash equivalents and investments for the year ended December 31, 2010 compared with the same period of 2009 which is attributable to a cash investment strategy which emphasizes the security of the principal invested and fulfillment of liquidity needs.

     Income Taxes

          No federal income taxes were recognized for the years ended December 31, 2011, 2010 or 2009, due to net operating losses in each period. State and local income taxes for the years ended December 31, 2011, 2010 and 2009 were $105,000, $68,000 and $56,000, respectively. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the years ended December 31, 2011, 2010 or 2009, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)
	2011	2010	Change	% of Change	2010	2009	Change	% of Change
Cash and cash equivalents	$13,438	$27,108	$(13,670)	(50%)	$27,108	$17,159	$9,949	58%
Short-term investments	36,354	46,401	(10,047)	(22%)	46,401	44,686	1,715	4%
Long-term investments	8,902	23,283	(14,381)	(62%)	23,283	9,368	13,915	149%
Total cash, cash equivalents, and investments	$58,694	$96,792	$(38,098)	(39%)	$96,792	$71,213	$25,579	36%

Cash used in operating activities	$(27,303)	$(30,292)	$2,989	(10%)	$(30,292)	$(45,572)	$15,280	(34%)
Cash provided by (used in) investing activities	10,584	(20,076)	30,660	(153%)	(20,076)	(54,180)	34,104	(63%)
Cash provided by financing activities	3,049	60,317	(57,268)	(95%)	60,317	54,364	5,953	11%
Net increase (decrease) in cash and cash equivalents	$(13,670)	$9,949	$(23,619)	(237%)	$9,949	$(45,388)	$55,337	(122%)

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of December 31, 2011, we had an accumulated deficit of $189.0 million and have financed our operations principally through the sale of our equity securities.

          As of December 31, 2011, we had $58.7 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

     Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization and stock-based compensation. Net cash used in operating activities was also reduced in 2011 by the recognition of research and development expense associated with stock issued under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the year ended December 31, 2011 are $11.6 million of increases to inventory necessitated by increased sales of RIO systems and implants and disposable products and the commercial launch of our MAKOplasty THA application in September 2011 and $9.4 million of increases to accounts receivable due to increased sales in the fourth quarter of 2011 compared with the same period of 2010. This was partially offset by $2.7 million of increases to accounts payable and $5.6 million of increases to other accrued liabilities. For the year ended December 31, 2010, inventory write-downs of $1.7 million and property and equipment write-downs of $1.2 million were incurred primarily due to the write-off of excess RESTORIS Classic implants and instrumentation necessitated by the rapid adoption of the RESTORIS MCK implant system. Included in changes in operating assets and liabilities for the year ended December 31, 2010 are approximately $6.1 million of increases to inventory necessitated by increased sales of implants and disposable products to support the growth of MAKOplasty PKA and preparation for the anticipated launch of our MAKOplasty THA application, $5.0 million of increases to accounts receivable due to increased sales in 2010, which was partially offset by $4.0 million of increases to other accrued liabilities and accrued compensation and employee benefits.

     Net Cash Provided by (Used in) Investing Activities

          Net cash provided by investing activities for the year ended December 31, 2011 was primarily attributable to proceeds of $57.3 million from sales and maturities of investments, which was partially offset by the purchase of investments of $33.1 million and purchases of property and equipment of $12.3 million due to the growth in our business, the expansion of our facilities and instrumentation required for the commercial launch of the MAKOplasty THA application in September 2011. Net cash used in investing activities for the year ended December 31, 2010 was primarily attributable to the purchase of investments of $65.8 million and purchases of property and equipment of $2.6 million, which was partially offset by proceeds of $49.7 million from sales and maturities of investments. Purchases of investments in 2010 were primarily driven by net proceeds of $59.3 million received in a public offering of our common stock in November 2010.

     Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the year ended December 31, 2011 was primarily attributable to proceeds received under our employee stock purchase plan of $1.2 million and to proceeds received on the exercise of stock options and warrants of $2.9 million. Net cash provided by our financing activities for the year ended December 31, 2010 was primarily attributable to net proceeds of $59.3 million received in a public offering of our common stock in November 2010.

     Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and MAKOplasty applications, including our MAKOplasty THA application that we commercially launched in September 2011, and our implant systems, continue research and development of existing and future products, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RIO system and implant systems, and introducing other potential future applications.

          In executing our current business plan, we believe our existing cash, cash equivalents and investment balances, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modify our current business plan. The sale of additional equity or convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products and supporting our growth;

•	the costs and timing of regulatory clearance or approvals for new products or upgrades or changes to our products;

•	the expenses we incur in complying with domestic or foreign regulatory requirements imposed on medical device companies;

•	the rate of progress, cost and success or failure of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the future unknown impact of recently enacted healthcare legislation;

•	the acquisition of businesses, products and technologies; and

•	general economic conditions and interest rates.

     Contractual Obligations

          The following table summarizes our outstanding contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Payment Due by Period
		December 31,			After 2016
	Total	2012	2013-2014	2015-2016
Contractual Obligations
Minimum royalty payments – licenses	$13,154	$1,994	$4,177	$3,532	$3,451
Operating lease – real estate	5,533	337	856	1,330	3,010
Purchase commitments and obligations	15,697	15,697	―	―	―
Research and license agreement obligations	4,685	2,390	1,497	226	572
Total	$39,069	$20,418	$6,530	$5,088	$7,033

          Our commitments for minimum royalty payments relate to payments under various licenses and sublicenses as discussed in Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements. Our commitments for operating leases relate to the lease for our headquarters in Fort Lauderdale, Florida. Our commitments for purchase commitments and obligations include an estimate of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Our commitments for research and license agreement obligations relate to payments under contractual agreements for sponsored research and license fees.

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

MAKO SURGICAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MAKO Surgical Corp.

We have audited the accompanying balance sheets of MAKO Surgical Corp. as of December 31, 2011 and 2010, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAKO Surgical Corp. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAKO Surgical Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Boca Raton, Florida
March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MAKO Surgical Corp.

We have audited MAKO Surgical Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAKO Surgical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAKO Surgical Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MAKO Surgical Corp. as of December 31, 2011 and 2010, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of MAKO Surgical Corp. and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Boca Raton, Florida
March 8, 2012

MAKO SURGICAL CORP.

Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,438	$27,108
Short-term investments	36,354	46,401
Accounts receivable, net of allowances of $158 and $0, at December 31, 2011 and 2010, respectively	20,783	11,560
Inventory	19,529	10,504
Deferred cost of revenue	160	―
Prepaid and other current assets	1,800	1,283
Total current assets	92,064	96,856
Long-term investments	8,902	23,283
Property and equipment, net	19,389	9,212
Intangible assets, net	7,284	7,530
Other assets	132	198
Total assets	$127,771	$137,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,231	$1,518
Accrued compensation and employee benefits	7,579	5,546
Other accrued liabilities	10,622	5,064
Deferred revenue	4,826	3,071
Total current liabilities	27,258	15,199

Deferred revenue, non-current	75	109
Total liabilities	27,333	15,308

Commitments and contingencies (Note 7)	―	―

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of December 31, 2011 and 2010	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 41,439,057 and 39,945,467 shares issued and outstanding as of December 31, 2011 and 2010, respectively	41	40
Additional paid-in capital	289,352	274,712
Accumulated deficit	(189,025)	(152,882)
Accumulated other comprehensive gain (loss)	70	(99)
Total stockholders’ equity	100,438	121,771
Total liabilities and stockholders’ equity	$127,771	$137,079

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Procedures	$34,638	$17,620	$7,550
Systems – RIO	43,927	24,928	14,715
Systems – TGS, previously deferred	―	―	11,297
Service	5,942	1,748	646
Total revenue	84,507	44,296	34,208
Cost of revenue:
Procedures	8,793	5,960	3,087
Systems – RIO	16,695	11,171	9,032
Systems – RIO upgrades	―	―	5,183
Systems – TGS, previously deferred	―	―	3,606
Service	1,395	1,042	546
Total cost of revenue	26,883	18,173	21,454
Gross profit	57,624	26,123	12,754
Operating costs and expenses:
Selling, general and administrative	69,024	47,041	32,072
Research and development	20,592	14,975	13,127
Depreciation and amortization	4,291	3,043	1,951
Total operating costs and expenses	93,907	65,059	47,150
Loss from operations	(36,283)	(38,936)	(34,396)
Other income, net	245	317	429
Loss before income taxes	(36,038)	(38,619)	(33,967)
Income tax expense	105	68	56
Net loss	$(36,143)	$(38,687)	$(34,023)
Net loss per share – Basic and diluted	$(0.89)	$(1.13)	$(1.22)
Weighted average common shares outstanding – Basic and diluted	40,752	34,349	27,806

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2011	2010	2009

Net loss	$(36,143)	$(38,687)	$(34,023)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	169	(78)	(75)
Comprehensive loss	$(35,974)	$(38,765)	$(34,098)

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Stockholders’ Equity
(in thousands)

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2008	24,685	$25	$146,607	$(80,172)	$54	$66,514
Issuance of common stock in equity financing	8,050	8	54,300	—	—	54,308
Issuance of common stock under employee stock purchase plan	72	—	455	—	—	455
Issuance of common stock upon exercise of options and warrants	140	—	149	—	—	149
Stock-based compensation expense	—	—	3,032	—	—	3,032
Restricted common stock compensation expense	145	—	982	—	—	982
Receipt of shares delivered in payment of payroll taxes	(56)	—	(492)	—	—	(492)
Equity financing costs	—	—	(56)	—	—	(56)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(75)	(75)
Net loss	—	—	—	(34,023)	—	(34,023)
Balance at December 31, 2009	33,036	33	204,977	(114,195)	(21)	90,794
Issuance of common stock in equity financing	6,325	6	59,277	—	—	59,283
Issuance of common stock under employee stock purchase plan	86	—	765	—	—	765
Issuance of common stock upon exercise of options and warrants	199	—	611	—	—	611
Stock-based compensation expense	—	—	5,027	—	—	5,027
Restricted common stock compensation expense	97	—	1,344	—	—	1,344
Receipt of shares delivered in payment of payroll taxes	(28)	—	(342)	—	—	(342)
Issuance of stock to a related party for intangible assets	230	1	3,053	—	—	3,054
Change in unrealized loss on available-for-sale securities	—	—	—	—	(78)	(78)
Net loss	—	—	—	(38,687)	—	(38,687)
Balance at December 31, 2010	39,945	$40	$274,712	$(152,882)	$(99)	$121,771

(continued)

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Stockholders’ Equity
(in thousands)

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2010	39,945	$40	$274,712	$(152,882)	$(99)	$121,771
Issuance of common stock under employee stock purchase plan	77	—	1,168	—	—	1,168
Issuance of common stock upon exercise of options and warrants	1,126	1	2,931	—	—	2,932
Stock-based compensation expense	—	—	7,959	—	—	7,959
Restricted common stock compensation expense	131	—	1,942	—	—	1,942
Receipt of shares delivered in payment of payroll taxes	(43)	—	(1,051)	—	—	(1,051)
Issuance of restricted stock under development agreement (Note 7)	203	—	1,691	—	—	1,691
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	169	169
Net loss	—	—	—	(36,143)	—	(36,143)
Balance at December 31, 2011	41,439	$41	$289,352	$(189,025)	$70	$100,438

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Cash Flows
(in thousands, except share data)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(36,143)	$(38,687)	$(34,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,352	2,445	1,769
Amortization of intangible assets	1,446	1,070	682
Stock-based compensation	9,901	6,371	4,014
Inventory write-down	256	1,701	1,081
Amortization of premium on investment securities	476	480	188
Loss on asset impairment	146	1,248	51
Provision for doubtful accounts	158	―	―
Issuance of restricted stock under development agreement (Note 7)	1,691	―	―
Changes in operating assets and liabilities:
Accounts receivable	(9,381)	(5,024)	(3,809)
Inventory	(11,619)	(6,087)	(7,358)
Deferred cost of revenue	(160)	―	3,608
Prepaid and other current assets	(517)	(751)	(49)
Other assets	66	(57)	(16)
Accounts payable	2,713	359	(650)
Accrued compensation and employee benefits	2,033	1,837	1,371
Other accrued liabilities	5,558	2,192	(1,411)
Deferred revenue	1,721	2,611	(11,020)
Net cash used in operating activities	(27,303)	(30,292)	(45,572)
Investing activities:
Purchase of investments	(33,131)	(65,828)	(59,961)
Proceeds from sales and maturities of investments	57,252	49,692	6,721
Acquisition of property and equipment	(12,337)	(2,628)	(790)
Acquisition of intangible assets	(1,200)	(1,312)	(150)
Net cash provided by (used in) investing activities	10,584	(20,076)	(54,180)
Financing activities:
Proceeds from issuance of common stock in equity financing, net of underwriting fees	―	59,708	54,861
Equity financing costs	―	(425)	(609)
Proceeds from employee stock purchase plan	1,168	765	455
Exercise of common stock options and warrants for cash	2,932	611	149
Payment of payroll taxes relating to vesting of restricted stock	(1,051)	(342)	(492)
Net cash provided by financing activities	3,049	60,317	54,364
Net increase (decrease) in cash and cash equivalents	(13,670)	9,949	(45,388)
Cash and cash equivalents at beginning of year	27,108	17,159	62,547

Cash and cash equivalents at end of year	$13,438	$27,108	$17,159
Non-cash investing and financing activities:
Receipt of 43,058, 28,307 and 56,045 shares of common stock delivered in payment of payroll taxes for the years ended December 31, 2011, 2010 and 2009, respectively	$1,051	$342	$492
Transfers of inventory to property and equipment	2,338	2,259	3,760
Issuance of restricted stock under development agreement (Note 7)	1,691	―	―
Issuance of stock to a related party for intangible assets	―	3,054	―

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Financial Statements

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

     Liquidity and Operations

          In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or entering into a credit facility, or modifying its current business plan. The sale of additional equity or convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and ability to issue dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

          The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with new and established domestic and foreign government regulations and taxes, uncertainty of widespread market acceptance of products, access to credit for capital purchases by our customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

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

          Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its CEO. The Company’s CEO reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, the Company reports as a single operating segment. No single hospital customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2011, 2010 and 2009. During the years ended December 31, 2011, 2010 and 2009, domestic revenue accounted for 96% or greater of total revenue, while international revenue accounted for 4% or less of total revenue, for each of the years.

2. Summary of Significant Accounting Policies

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

     Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease and are included in depreciation expense in the accompanying statements of operations. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

          The Company loans instrumentation to its customers, who use the instrumentation to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment that facilitate the implantation of the Company’s implants (“Implant Instruments”). Implant Instruments loaned to customers are not part of the tangible product sold and title of Implant Instruments remains with the Company. Accordingly, Implant Instruments are classified as a long-lived asset and included as a component of property and equipment. Undeployed Implant Instruments are carried at cost, net of allowances for excess and obsolete instruments. Implant Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on an estimated useful life of five years. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. To better reflect the economics of the Implant Instruments and enhance comparability with other companies in our industry, depreciation expense on Implant Instruments has been reclassified from cost of revenue – procedures to selling, general and administrative expense beginning in the first quarter of 2010. Depreciation expense for implant instruments was $1.1 million, $464,000 and $250,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

          The Company also enters into RIO system consignment arrangements for clinical evaluation or clinical research purposes with terms ranging from sixty days to three years. Under the terms of such arrangements, the Company installs a RIO system at the evaluation or research site and retains title to the RIO system, while the evaluation or research site has use of the RIO system and purchases the Company’s implants and disposables products. Depreciation expense on consigned RIO systems and instruments is classified in selling, general and administrative expense and is computed using the straight-line method based on the estimated useful life of three years. As of December 31, 2011, the Company had one consigned RIO system, which is being utilized for clinical research purposes.

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

     Revenue Recognition

          Revenue is generated: from (1) unit sales of the Company’s RIO system and MAKOplasty applications (collectively, the “RIO system”), including associated instrumentation, installation services and training; (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of warranty and maintenance services. The Company recognizes revenue in accordance with ASC 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

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

          Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period as the related sales are recorded.

          A portion of the Company’s end-user customers acquire the RIO system through a leasing arrangement with qualified third-party leasing companies. In these instances, the Company sells the RIO system to the third-party leasing company, and the end-user customer enters into an independent leasing arrangement with the third-

party leasing company. The Company recognizes RIO system revenue for a RIO system sale to a third-party leasing company on the same basis as a RIO system sale directly to an end-user customer. The Company sells implants and disposable products utilized in MAKOplasty procedures directly to end-user customers under a separate agreement.

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

          Sales of implants and disposable products to independent international distributors generally provide for a right of return. Accordingly, no revenue is recognized for these sales until the right of return expires or is waived. Sales of the Company’s RIO system to international distributors generally do not provide the distributor with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. The one-year warranty for RIO system sales to international distributors is limited to replacing parts within the warranty period and does not provide for maintenance services. The Company accrues for the estimated costs of providing the one-year warranty for RIO system sales to international distributors upon installation as a component of cost of revenue - systems in the statements of operations.

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

          The Company allocates arrangement consideration using ESP for its RIO system, ESP for its implants and disposables and VSOE of fair value for its warranty and maintenance services. VSOE of fair value is based on the price charged when the element is sold separately. ESP is established by determining the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP for its products by considering multiple factors including, but not limited to, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

          Subsequent to December 31, 2008, the Company no longer manufactures its Tactile Guidance System™ (“TGS™”), to which associated TGS sales arrangements required it to provide upgrades and enhancements, through and including the delivery of the RIO system. The Company commercially released the RIO system in the first quarter of 2009. Sales arrangements for RIO systems do not require the Company to provide upgrades and enhancements. As a result, revenues related to RIO system sales are generally recognized upon installation of the system and training of at least one surgeon.

          Prior to delivery of the RIO system, sales of TGS units were recorded as deferred revenue and the direct cost of revenue associated with the sale of TGS units was recorded as deferred cost of revenue. Revenue for all previously deferred TGS sales was recognized in the Company’s statement of operations during the year ended December 31, 2009, upon delivery of the RIO system. As of December 31, 2011, the deferred revenue balance consists primarily of deferred service revenue as discussed below.

          Costs associated with establishing an accrual for royalties covered by licensing arrangements related to the sale of RIO systems are expensed upon installation and are included in cost of revenue - systems, in the statements of operations.

     Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of December 31, 2011 consisted primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

     Foreign Currency Transactions

          Gains or losses from foreign currency transactions are included in other income, net. To date, realized gains and losses recognized from foreign currency transactions were not significant.

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

          The Company accounts for stock-based compensation arrangements with non-employees in accordance with the ASC 505-50, Equity-Based Payments to Non-Employees. The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The value of the equity instrument is charged to expense over the term of the service agreement.

          See Note 8 for a detailed discussion of the various stock option plans and related stock-based compensation.

     Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs were approximately $2.4 million, $1.6 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

(in thousands)		December 31,
	2011	2010	2009
Stock options outstanding	4,753	4,405	3,478
Warrants to purchase common stock	1,503	2,039	2,065
Unvested restricted stock	469	503	222

     Recent Accounting Pronouncements

          In June 2011, the Financial Accounting Standards Board issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. generally accepted accounting principles and International Financial Reporting Standards. This guidance will require companies to present the components of net income and other comprehensive income (“OCI”) either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company early adopted this guidance in 2011 and reports OCI in a separate statement. The adoption did not have a material impact on the Company’s results of operations or financial position.

3. Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income, net. During the years ended December 31, 2011, 2010 and 2009, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

               As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$19,733	$23	$(3)	$19,753
Certificates of deposit	16,588	24	(11)	16,601
Long-term investments:
U.S. government agencies	3,761	21	―	3,782
Certificates of deposit	5,104	18	(2)	5,120
Total investments	$45,186	$86	$(16)	$45,256

               As of December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$34,483	$4	$(16)	$34,471
Certificates of deposit	10,453	1	(28)	10,426
U.S. corporate debt	1,501	3	―	1,504
Long-term investments:
U.S. government agencies	17,251	2	(8)	17,245
Certificates of deposit	6,095	―	(57)	6,038
Total investments	$69,783	$10	$(109)	$69,684

          As of December 31, 2011 and December 31, 2010, all short-term investments had maturity dates of less than one year. As of December 31, 2011 and December 31, 2010, all long-term investments had maturity dates between one and three years.

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)	Fair Value Measurements at the Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$19,753	$756	$18,997	$	―
Certificates of deposit	16,601	―	16,601		―
Long-term investments:
U.S. government agencies	3,782	1,522	2,260		―
Certificates of deposit	5,120	―	5,120		―
Total investments	$45,256	$2,278	$42,978	$	―

          Level 2 securities are priced using quoted market prices for similar instruments or discounted cash flow techniques. Prior to January 1, 2011, the Company classified certain investments as Level 1 and, upon further review, has subsequently determined to classify them as Level 2. In the first quarter of 2011, the Company transferred $61.2 million of assets previously classified within Level 1 to Level 2. It was determined that the fair value of such investments is based off Level 2 valuation techniques, and not identical assets in active markets, as defined within Level 1 valuation techniques. This transfer had no impact on the fair value of the Company’s investments as stated in any of the periods presented. No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the year ended December 31, 2011.

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4. Selected Balance Sheet Components

(in thousands)	December 31,
	2011	2010
Inventory:
Raw materials	$3,051	$2,522
Work-in-process	866	972
Finished goods	15,612	7,010
Total inventory	$19,529	$10,504

          The Company incurred inventory write-offs totaling approximately $256,000 and $1.7 million during the years ended December 31, 2011 and 2010, respectively. Inventory write-offs in 2010 primarily related to the write-off of excess RESTORIS unicompartmental knee implant system implants necessitated by the rapid adoption of the RESTORIS MCK multicompartmental knee implant system (“RESTORIS MCK”) and the corresponding decline in the usage of RESTORIS Classic.

          The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, additional future write-offs of the Company’s inventory may occur.

(in thousands)	December 31,		Estimated Useful Life
	2011	2010
Property and equipment:
Consigned instruments and RIO systems	$8,200	$3,287	3-5 years
Service and demo RIO systems and instruments	5,587	4,029	3 years
Computer equipment and software	4,775	2,960	3 years
Manufacturing and laboratory equipment	2,657	1,945	3-5 years
Undeployed implant instruments	4,525	1,226	See Note 2
Office furniture and equipment	1,306	1,038	7 years
Leasehold improvements	1,782	738	Lesser of 5-10 years or lease term
	28,832	15,223
Less accumulated depreciation and amortization	(9,443)	(6,011)
Total property and equipment, net	$19,389	$9,212

(in thousands)	December 31,
	2011	2010
Other accrued liabilities:
Accrued royalties	$1,580	$833
Accrued consulting fees	548	792
Other	8,494	3,439
	$10,622	$5,064

5. Related Party Transactions

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

     License Agreement

          In August 2009, the Company entered into a License Agreement (the “Sensor Agreement”) with a third-party sensor company associated with the potential future development of intellectual property and technology related to sensing devices in orthopedics. The Sensor Agreement required an initial payment of $50,000 and required future payments in the event that the Company decided to enter into a licensing and supply agreement with the third-party sensor company following the end of the research and development period. In August 2010, the Company exercised its option to enter into a non-exclusive license and supply agreement for an upfront payment of $250,000 (the “Non-Exclusive License Payment”). The Non-Exclusive License Payment was recorded as an intangible asset and is being amortized over its estimated useful life of ten years. In October 2010, the Company exercised its option to enter into an exclusive license and supply agreement which required additional payments of $750,000 (the “Exclusive License Payments”). The Exclusive License Payments were recorded as an intangible asset and are being amortized over the estimated useful life of approximately five years. The Sensor Agreement was treated as a related party transaction because certain directors of the Company had a material interest in the third-party sensor company by virtue of their ownership of the third-party sensor company’s outstanding stock. The Company and the third-party sensor company are not entities under common control.

6. Intangible Assets

          The Company’s intangible assets are comprised of purchased patents, patent applications and licenses to intellectual property rights (the “Licenses”). The Licenses are amortized on a straight line basis over their estimated useful lives which range from approximately 3 to 13 years. See Note 7 for additional discussion of Licenses.

          The following tables present details of MAKO’s intangible assets:

	December 31,
(in thousands)	2011		2010
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Licenses	$9,080	8.6	$7,880	9.4
Z-Kat intellectual property (see Note 5)	3,166	8.0	3,166	8.0
	12,246	8.4	11,046	9.0
Less: accumulated amortization	(4,962)		(3,516)
Intangible assets, net	$7,284		$7,530

          Amortization expense related to intangible assets was approximately $1.4 million, $1.1 million and $682,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

          The estimated future amortization expense of intangible assets for the next five years as of December 31, 2011 is as follows:

(in thousands)
2012	$1,679
2013	1,673
2014	1,479
2015	1,198
2016	595
Total	$6,624

7. Commitments and Contingencies

     Operating Leases

          In September 2010, the Company entered into an expanded ten year operating lease for the Company’s existing headquarters in Fort Lauderdale, Florida, to allow for expansion to support anticipated growth, and terminated the previous lease. Under the new lease, the Company has the option to renew its facility lease for two consecutive five year periods. The lease provides for periodic rent increases and requires the Company to pay the operating costs including taxes, insurance and maintenance. Rent expense on a straight-line basis was $850,000, $624,000 and $613,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The rent expense for the years ended December 31, 2011, 2010 and 2009 included the Company’s monthly variable operating costs of the facility.

          Future minimum lease commitments, excluding monthly variable operating costs, under the Company’s operating lease as of December 31, 2011 are as follows:

(in thousands)
2012	$337
2013	352
2014	504
2015	657
2016	673
Thereafter	3,010
Total	$5,533

     Purchase Commitments

          At December 31, 2011, the Company was committed to make future purchases for purchase orders that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $15.7 million. Other commitments include sponsored research and license agreement obligations under contractual arrangements of $4.7 million as of December 31, 2011.

     License and Development Agreements

          The Company has license agreements and development agreements related to current product offerings and research and development projects. Royalty payments related to these agreements are anticipated to range between 3% and 11% of future sales of the Company’s RIO system and components thereof and/or products. These royalty payments are subject to certain minimum annual royalty payments as shown in the schedule below. The terms of these license agreements continue until the terms expire or the related licensed patents and intellectual property rights expire, which is expected to range between 3 and 16 years. The net expense related to the Company’s license and royalty agreements was approximately $3.3 million, $2.0 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

          As of December 31, 2011, future annual minimum royalty payments under licenses and development agreements are anticipated to be as follows:

(in thousands)
2012	$1,994
2013	2,147
2014	2,030
2015	1,775
2016	1,757
Thereafter	3,451
$13,154

     Development Agreement

          In October 2010, the Company entered into a Strategic Alliance Agreement (the Pipeline Agreement”) with Pipeline Biomedical Holdings, LLC (“Pipeline”) to develop and supply potential future advanced implant technologies for use with the Company’s RIO system, including the development of a MAKO-branded RESTORIS family of hip implant systems for use with the MAKOplasty total hip arthroplasty application. Upon execution of the Pipeline Agreement on October 1, 2010, the Company issued and delivered to Pipeline 203,417 unregistered restricted shares of its common stock (the “Pipeline Shares”) as consideration for the rights granted to MAKO under the Pipeline Agreement. The Pipeline Shares vested in the first quarter of 2011 upon achievement of certain performance conditions (the “Performance Conditions”). If the Performance Conditions were not achieved, the Company could have terminated the Pipeline Agreement at its option subject to a breakup fee not to exceed $800,000 (the “Breakup Fee”). Although the Company believed Pipeline would achieve the Performance Conditions, as of December 31, 2010, the Company accrued $400,000 in expense for its obligation under the Breakup Fee.

          The total value of $4.0 million to be recognized for the value of the Pipeline Shares was determined in the first quarter of 2011 on the date the performance conditions were achieved and the Pipeline Shares vested. The value of the Pipeline Shares is being recognized as a component of research and development expense on a straight line basis over 45 months from the effective date of the Pipeline Agreement through June 30, 2014 - the period over which Pipeline is expected to perform development services under the Pipeline Agreement. In accordance with ASC 505-50, however, no research and development expense associated with the services under the Pipeline Agreement was to be recognized for the Pipeline Shares until achievement of the Performance Conditions.

          Upon achievement of the Performance Conditions, the Company recognized $320,000 in expense in the first quarter of 2011, which represented the difference between the amount accrued in 2010 for the Breakup Fee obligation and the ratable portion of the expense to be recognized for the Pipeline Shares from the effective date of the Pipeline Agreement through March 31, 2011. The remaining value of the Pipeline Shares is being recognized on a straight line basis through June 30, 2014. Pursuant to an amendment to the Pipeline Agreement dated October 21, 2011, the expected development period was extended 12 months from the effective date of the Pipeline Agreement through June 30, 2014. As of December 31, 2011, the Company had recognized $1.7 million of expense related to the Pipeline Shares. The Company has no further obligation beyond the previously issued Pipeline Shares to fund Pipeline’s research of implant technologies under the Pipeline Agreement. The Pipeline Agreement contains provisions under which Pipeline will supply the Company implants developed under the Pipeline Agreement.

     Contingencies

          The Company is a party to legal contingencies or claims arising in the normal course of business, none of which the Company believes is material to its financial position, results of operations or cash flows.

8. Stockholders’ Equity

     Preferred Stock

          As of December 31, 2011 and 2010, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of December 31, 2011 and 2010, there were no shares of preferred stock issued or outstanding.

     Common Stock

          As of December 31, 2011 and 2010, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

     401K Plan

          The Company maintains a qualified deferred compensation plan under Section 401K of the Internal Revenue Code, covering substantially all full-time employees, which permits employees to contribute up to 84% of pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the plan is 25% of up to the first 6% of the participant’s earnings contributed to the plan. The discretionary company match for the years ended December 31, 2011, 2010 and 2009 was $261,000, $190,000 and $141,000, respectively.

     Employee Stock Purchase Plan

          The Company’s 2008 Employee Stock Purchase Plan authorizes the issuance of 625,000 shares of the Company’s common stock for purchase by eligible employees of the Company or any of its participating affiliates. The shares of common stock issuable under the 2008 Employee Stock Purchase Plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. The purchase price for a purchase period may not be less than 85% of the fair market value of the Company’s common stock on the first trading day of the applicable purchase period or the last trading day of such purchase period, whichever is lower. During the year ended December 31, 2011, the Company issued approximately 77,000 shares under the 2008 Employee Stock Purchase Plan. As of December 31, 2011, there were approximately 390,000 shares reserved for future grant under the 2008 Employee Stock Purchase Plan.

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

          During the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense was $9.9 million, $6.4 million and $4.0 million, respectively. Included within stock-based compensation expense for the year ended December 31, 2011 were $7.5 million related to stock option grants, $1.9 million related to restricted stock granted to the Company’s CEO at various dates from 2007 through 2011, and $453,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

          Under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”), the Board of Directors was authorized to grant restricted common stock and options to purchase shares of common stock to employees, directors and consultants. No further awards will be made under the 2004 Plan. The Company’s 2008 Omnibus

Incentive Plan (the “2008 Plan,” and together with the 2004 Plan, the “Plans”) became effective upon the closing of the IPO and will expire January 9, 2018 unless earlier terminated by the Board of Directors. Awards under the 2008 Plan may be made in the form of: stock options, which may be either incentive stock options or non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; and any combination of the foregoing.

          Generally, the Company’s outstanding stock options vest over four years. Stock options granted to certain non-employee directors generally vest over one year. Continued vesting typically terminates when the employment or consulting relationship ends. Vesting generally begins on the date of grant.

          The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2011 and 2012 was approximately 1,618,000 and 1,676,000, respectively.

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

          As of December 31, 2011, the Company had reserved shares of common stock for the issuance of common stock under the 2008 Employee Stock Purchase Plan, the exercise of warrants and the issuance of options granted under the 2008 Plan as follows:

(in thousands)
2008 Employee Stock Purchase Plan	625
Warrants to purchase common stock	2,076
2008 Plan	5,031
7,732

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010	204	4,405	8.35
Shares reserved	1,618	―	―
Restricted stock issued	(300)	―	―
Net shares settled under the 2008 Plan	9	―	―
Options granted	(1,184)	1,184	17.37
Options exercised	―	(707)	4.58
Options forfeited under the 2004 Plan	―	(7)	11.10
Options forfeited under the 2008 Plan	122	(122)	11.79
Balance at December 31, 2011	469	4,753	$11.06

          The options outstanding and exercisable under the Plans, by exercise price, at December 31, 2011 were as follows:

	Options Outstanding				Options Exercisable
(in thousands, except per share data)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Range of Exercise Prices:
$0.67 – $2.48	484		$1.53		484		$1.53
$6.90 – $8.91	1,230		$7.96		803		$7.98
$9.00 – $12.70	1,510		$11.22		1,006		$10.98
$12.87 – 16.32	1,437		$15.58		366		$14.98
$20.05 – 39.55	92		$29.73		20		$27.39
	4,753	7.36	$11.06	$67,679	2,679	6.61	$9.04	$43,364

(1)

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $25.21 on December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

          In addition to the options issued under the Plans, on July 6, 2010 the Company issued options to purchase 15,000 shares of its common stock under an agreement for consulting services (“Service Options”). The Service Options have an exercise price of $12.10, and vested ratably quarterly over one year starting on the grant date. As of December 31, 2011, all Service Options were vested and outstanding.

          As of December 31, 2011, approximately 4,503,000 options were vested and expected to vest at a weighted average exercise price of $10.93 per share, a weighted average contractual life of 7.3 years and aggregate intrinsic value of $64.7 million.

          The weighted average fair values of options granted were $8.90, $6.48 and $4.43 for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of shares vested was approximately $6.6 million, $4.6 million and $2.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised was $16.8 million, $1.6 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009.

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2011, there was total unrecognized compensation cost of approximately $12.6 million, net of estimated forfeitures, related to non-vested stock option grants to the Company’s employees and non-employee directors. The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.4 years as of December 31, 2011.

          On February 3, 2011, the Company issued 300,000 shares of restricted stock to its chief executive officer (“CEO”) at a fair value of $2.3 million on the date of issuance. The February 3, 2011 grant is subject to performance conditions based on the achievement of certain performance metrics. Upon satisfaction of the performance conditions, 50% of the shares will vest on March 31, 2013 and 50% of the shares will vest on March 31, 2014. For the year ended December 31, 2011, 43,058 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the CEO. As of December 31, 2011, 1,066,665 shares of restricted stock granted to the CEO were issued and outstanding.

          Restricted stock activity for the year ended December 31, 2011 is as follows:

(in thousands, except per share data)	Shares	Weighted Average Fair Value
Unvested shares at December 31, 2010	300	$7.64
Unvested shares at December 31, 2011	469	$5.61
Shares granted in 2011	300	$7.61
Shares vested in 2011	131	$10.36

          As of December 31, 2011, the remaining stock-based compensation expense for the restricted stock awards was approximately $2.6 million, which will be recognized on a straight line basis over a remaining weighted average period of 1.79 years.

          The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Stock Option Plans	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.34% - 2.92%	2.04% - 3.36%	1.99% - 3.53%
Expected life	6.25 years	6.25 years	6.25 years
Expected dividends	―	―	―
Expected volatility	48.55% - 50.12%	50.15% - 50.74%	54.43% - 57.71%

          The Company estimates the fair value of each share of stock which will be issued under the 2008 Employee Stock Purchase Plan based upon its stock prices at the beginning of each offering period using the Black-Scholes pricing model and amortizes that value to expense over the plan purchase period. The fair values determined for the years ended December 31, 2011, 2010 and 2009, as well as the assumptions used in calculating those values are as follows:

2008 Employee Stock Purchase Plan	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010	2009
Fair Value	$3.68 - $11.70	$2.21 - $3.68	$1.82 - $2.54
Assumptions
Risk-free interest rate	0.02% - 0.12%	0.12% - 0.60%	0.60% - 3.20%
Expected life	0.25 years	0.25 years	0.25 years
Expected dividends	―	―	―
Expected volatility	45.92% - 97.14%	34.50% - 52.08%	34.50% - 60.68%

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

          Volatility. Since the Company was a private entity until February 2008 with no historical data regarding the volatility of its common stock, the expected volatility used for employee stock options for the years ended December 31, 2011, 2010 and 2009, is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The expected volatility for shares of stock issued under the 2008 Employee Stock Purchase Plan is based on average historical volatilities of the Company’s stock price.

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

     Warrants

          In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of December 31, 2011 and 2010, 310,872 and 425,915 warrants were outstanding and exercisable, respectively.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of December 31, 2011 and 2010, 946,455 and 1,290,323 warrants were outstanding and exercisable, respectively.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of December 31, 2011 and 2010, 245,276 and 322,581 warrants were outstanding and exercisable, respectively.

9. Income Taxes

          The provision for income taxes is as follows:

(in thousands)	Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
Current income taxes:
Federal	$	―	$	―	$	―
State		105		68		56
Total current income taxes		105		68		56
Deferred income taxes		(15,037)		(14,184)		(12,593)
Change in valuation allowance		15,037		14,184		12,593
Provision for income taxes		$105		$68		$56

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

          No federal current or deferred income taxes were recorded for the years ended December 31, 2011, 2010 and 2009, as the Company’s income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets. Current state income taxes of $105,000, $68,000 and $56,000 were recorded for the years ended December 31, 2011, 2010 and 2009, respectively.

          At December 31, 2011, 2010 and 2009, the Company had federal and state net operating loss carryforwards of approximately $163.0 million, $129.6 million and $100.2 million, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2024 through 2031. Approximately $7.1 million of the net operating loss carryforwards are related to excess benefits of tax deductions for stock-based payments that will be recorded in additional paid-in-capital upon utilization.

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

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

(in thousands)	December 31,
	2011		2010
Current deferred income tax assets:
Deferred revenue		$1,909		$1,256
Reserves		271		619
Accrued expenses		940		502
Stock-based compensation		1,507		―
Total current deferred income tax assets		4,627		2,377

Noncurrent deferred income tax assets:
Net operating loss carryforwards		61,552		51,163
Stock-based compensation		1,507		―
Amortization		867		591
Depreciation		311		―
Accrued rent		119		―
Other		45		10
Total noncurrent deferred income tax assets		64,401		51,764

Total current deferred income tax liabilities		―		―

Noncurrent deferred income tax liabilities:
Other deferred income tax liabilities		(63)		(213)
Total noncurrent deferred income tax liabilities		(63)		(213)

Less valuation allowance		(68,965)		(53,928)
Total deferred income tax assets, net	$	―	$	―

          Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

          The reconciliation of the income tax provision computed at the U.S. federal statutory rate to income tax provision is as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Tax at U.S. statutory rate	(35.00)%	(35.00)%	(35.00)%
State taxes, net of federal impact	(4.49)%	(4.49)%	(3.28)%
Non-deductible items	2.54%	5.46%	2.92%
Return to provision differences	(3.83)%	(2.44)%	―
Change in valuation allowance	40.77%	36.66%	35.13%
Other, net	0.30%	(0.19)%	0.23%
Effective income tax rate	0.29%	0.00%	0.00%

          In accordance with ASC 740, the Company has decided to classify any interest and penalties as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company’s primary tax jurisdictions are in the United States and in multiple state jurisdictions. The tax years from 2008 through 2011 remain open and are subject to examination by the appropriate governmental agencies.

10. Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	2011
	Q1	Q2	Q3	Q4
Revenue	$13,026	$18,579	$20,014	$32,888
Gross profit	8,931	13,101	13,179	22,413
Loss from operations	(11,047)	(10,028)	(9,585)	(5,623)
Net loss	(10,995)	(9,909)	(9,655)	(5,584)
Net loss per share – basic and diluted	(0.27)	(0.24)	(0.24)	(0.14)

(in thousands, except per share data)	2010
	Q1	Q2	Q3	Q4 (1)
Revenue	$7,249	$10,251	$12,014	$14,782
Gross profit	3,253	6,580	7,455	8,835
Loss from operations	(11,470)	(8,587)	(9,006)	(9,873)
Net loss	(11,408)	(8,524)	(8,938)	(9,817)
Net loss per share – basic and diluted	(0.34)	(0.26)	(0.27)	(0.26)

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

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

          Under the supervision and with the participation of our management, including the certifying officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by our independent registered public accounting firm, as stated in their report, which is included herein.

          During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Section 16(a) Beneficial Ownership Reporting Compliance
•	Election of Directors
•	Board of Directors and Corporate Governance
•	Executive Officers

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Director Compensation
•	Compensation Discussion and Analysis
•	Compensation Committee Report
•	Executive Compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Principal Stockholders

          The information under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” in this annual report on Form 10-K is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Board of Directors and Corporate Governance – Independent Directors
•	Certain Relationships and Related Person Transactions

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

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

(b) Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, dated February 20, 2008 (2)

3.2	Fourth Amended and Restated Bylaws of the Registrant effective October 31, 2008 (3)

4.1	Securities Purchase Agreement by and among the Registrant and Investors named therein, dated as of October 28, 2008 (3)

4.2	Form of Warrant (3)

4.3	Form of Call Warrant (3)

10.1	Lease, by and between Registrant and Westport Business Park Associates LLP, dated September 8, 2010 (4)

10.2	Form of Indemnity Agreement for Directors and Executive Officers (5)

10.3+	2004 Stock Incentive Plan and forms of agreements related thereto (6)

10.4+	2008 Omnibus Incentive Plan (5)

10.5+	Form of Incentive Stock Option Agreement related to the 2008 Omnibus Incentive Plan (7)

10.6+	Form of Non-Qualified Stock Option Agreement related to the 2008 Omnibus Incentive Plan (8)

10.7+	Form of Restricted Stock Unit Agreement related to the 2008 Omnibus Incentive Plan (8)

10.8+	2008 Employee Stock Purchase Plan (5)

10.9+	Form of Subscription Agreement related to the 2008 Employee Stock Purchase Plan (1)

10.11+	Amended Employment Agreement, dated as of November 12, 2007, by and between Registrant and Maurice R. Ferré, M.D. (10)

10.12+	Amendment to Amended Employment Agreement by and between Registrant and Maurice R. Ferré, M.D., effective February 13, 2009 (11)

10.13+	Second Amendment to Amended Employment Agreement by and between Registrant and Maurice R. Ferré, M.D., effective February 17, 2010 (12)

10.14+	Amended and Restated Employment Agreement by and between Registrant and Fritz L. LaPorte, effective February 13, 2009 (11)

10.15+	Employment Agreement by and between Registrant and Ivan Delevic, effective April 27, 2009 (13)

10.16+	First Amendment to Employment Agreement between Registrant and Ivan Delevic, effective as of April 13, 2010 (9)

10.17+	Second Amendment to Employment Agreement between MAKO Surgical Corp. and Ivan Delevic, effective as of November 7, 2011 (14)

10.18+	Amended and Restated Employment Agreement by and between Registrant and Menashe R. Frank, effective February 13, 2009 (11)

10.19+	Employment Agreement between Registrant and Lawrence T. Gibbons, effective as of February 3, 2012 (15)

10.20+	Employment Agreement between Registrant and Richard Leparmentier, effective as of March 29, 2010 (16)

10.21+	First Amendment to Employment Agreement between MAKO Surgical Corp. and Richard Leparmentier, effective as of November 7, 2011 (14)

10.22+	Employment Agreement between Registrant and Duncan Moffat, effective as of April 28, 2008 (8)

10.23+	First Amendment to Employment Agreement between MAKO Surgical Corp. and Duncan Moffat, effective as of November 7, 2011 (14)

10.24+	Amended and Restated Employment Agreement by and between Registrant and Steven J. Nunes, effective February 13, 2009 (11)

10.25+	Severance Agreement and Full and Final Release between MAKO Surgical Corp. and James E. Keller, effective as of February 3, 2012 (15)

10.26+	Restricted Stock Agreement dated April 13, 2010 issued to Maurice R. Ferré, M.D. (17)

10.27+	Restricted Stock Agreement dated February 3, 2011 issued to Maurice R. Ferré, M.D. (18)

10.28+	2011 Leadership Cash Bonus Plan (18)

10.29+	2012 Leadership Cash Bonus Plan (19)

23	Consent of Independent Registered Public Accounting Firm (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 (1)

101

The following materials from MAKO Surgical Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text (1)

(1)	Filed herewith

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007 filed with the SEC on March 31, 2008

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2010 filed with the SEC on March 10, 2011

(5)	Incorporated by reference to Registrant’s Amendment No. 4 to Registration Statement on Form S-1, filed with the SEC on January 31, 2008 (Registration No. 333-146162)

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on September 19, 2007 (Registration No. 333-146162)

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2008

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010

(10)	Incorporated by reference to Registrant’s Amendment No. 3 to Registration Statement on Form S-1, filed with the SEC on November 14, 2007 (Registration No. 333-146162)

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2009

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2010

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 2011 filed with the SEC on November 9, 2011

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2012

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2010

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2010

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2011

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2012

(20)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009 filed with the SEC on March 10, 2010

+	Indicates management contract or compensatory plan.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Maurice R. Ferré, M.D.
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)
Dated: March 8, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice R. Ferré, M.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2012
Maurice R. Ferré, M.D.

/s/ Fritz L. LaPorte	Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 8, 2012
Fritz L. LaPorte

/s/ S. Morry Blumenfeld, Ph.D.	Director	March 8, 2012
S. Morry Blumenfeld, Ph.D.

/s/ Christopher C. Dewey	Director	March 8, 2012
Christopher C. Dewey

/s/ Charles W. Federico	Director	March 8, 2012
Charles W. Federico

/s/ John G. Freund, M.D.	Director	March 8, 2012
John G. Freund, M.D.

/s/ Frederic H. Moll, M.D.	Director	March 8, 2012
Frederic H. Moll, M.D.

/s/ Richard R. Pettingill	Director	March 8, 2012
Richard R. Pettingill

/s/ William D. Pruitt	Director	March 8, 2012
William D. Pruitt

/s/ John J. Savarese, M.D.	Director	March 8, 2012
John J. Savarese, M.D.

EXHIBIT INDEX

Exhibit No.	Description
10.9	Form of Subscription Agreement related to the 2008 Employee Stock Purchase Plan

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350