Form 10-Q
period 2012-03-31
MAKO Surgical Corp.
filed 2012-05-07
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2012:

Class	Outstanding at April 30, 2012
Common Stock	42,573,916

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.
Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,693	$13,438
Short-term investments	36,345	36,354
Accounts receivable, net of allowances of $203 and $158, at March 31, 2012 and December 31, 2011, respectively	12,520	20,783
Inventory	23,248	19,529
Deferred cost of revenue	390	160
Prepaid and other current assets	4,133	1,800
Total current assets	85,329	92,064
Long-term investments	1,754	8,902
Property and equipment, net	21,239	19,389
Intangible assets, net	6,864	7,284
Other assets	119	132
Total assets	$115,305	$127,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,575	$4,231
Accrued compensation and employee benefits	2,872	7,579
Other accrued liabilities	7,556	10,622
Deferred revenue	5,269	4,826
Total current liabilities	21,272	27,258

Deferred revenue, non-current	75	75
Total liabilities	21,347	27,333

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 42,089,513 and 41,439,057 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	42	41
Additional paid-in capital	294,604	289,352
Accumulated deficit	(200,755)	(189,025)
Accumulated other comprehensive gain	67	70
Total stockholders’ equity	93,958	100,438
Total liabilities and stockholders’ equity	$115,305	$127,771

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Procedures	$11,562	$6,467
Systems – RIO	5,871	5,364
Service	2,206	1,195
Total revenue	19,639	13,026
Cost of revenue:
Procedures	2,657	1,798
Systems – RIO	2,448	2,038
Service	381	259
Total cost of revenue	5,486	4,095
Gross profit	14,153	8,931
Operating costs and expenses:
Selling, general and administrative	19,788	14,809
Research and development	4,854	4,194
Depreciation and amortization	1,274	975
Total operating costs and expenses	25,916	19,978
Loss from operations	(11,763)	(11,047)
Other income, net	58	92
Loss before income taxes	(11,705)	(10,955)
Income tax expense	25	40
Net loss	$(11,730)	$(10,995)
Net loss per share – Basic and diluted	$(0.28)	$(0.27)
Weighted average common shares outstanding – Basic and diluted	41,694	40,107

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(11,730)	$(10,995)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(3)	(26)
Comprehensive loss	$(11,733)	$(11,021)

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(11,730)	$(10,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,378	834
Amortization of intangible assets	420	320
Stock-based compensation	2,721	2,300
Inventory write-down	28	―
Amortization of premium on investment securities	128	108
Loss on asset impairment	249	148
Provision for doubtful accounts	45	101
Issuance of restricted stock under development agreement	227	720
Changes in operating assets and liabilities:
Accounts receivable	8,218	3,376
Inventory	(5,041)	(2,266)
Deferred cost of revenue	(230)	(380)
Prepaid and other current assets	(2,333)	(876)
Other assets	13	17
Accounts payable	1,344	(59)
Accrued compensation and employee benefits	(4,707)	(3,357)
Other accrued liabilities	(3,066)	(732)
Deferred revenue	443	1,079
Net cash used in operating activities	(11,893)	(9,662)
Investing activities:
Purchase of investments	(3,160)	(15,086)
Proceeds from sales and maturities of investments	10,186	15,636
Acquisition of property and equipment	(2,183)	(1,263)
Net cash provided by (used in) investing activities	4,843	(713)
Financing activities:
Proceeds from employee stock purchase plan	360	241
Exercise of common stock options and warrants for cash	2,026	516
Payment of payroll taxes relating to vesting of restricted stock	(81)	(357)
Net cash provided by financing activities	2,305	400
Net decrease in cash and cash equivalents	(4,745)	(9,975)
Cash and cash equivalents at beginning of period	13,438	27,108
Cash and cash equivalents at end of period	$8,693	$17,133

Non-cash investing and financing activities:
Receipt of 2,278 and 20,390 shares of common stock delivered in payment of payroll taxes for the three months ended March 31, 2012 and 2011, respectively	$81	$357
Transfers of inventory to property and equipment	1,294	1,153
Issuance of restricted stock under development agreement	227	720

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
March 31, 2012
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

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2011 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The results of operations for the three months ended March 31, 2012 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

          In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on our available credit facility (see Note 8 for a discussion of the Facility Agreement), or modifying its current business plan. The sale of additional equity or convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and ability to issue dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

          The Company’s domestic sales contracts generally do not provide the customer with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. The Company’s domestic sales contracts generally do not provide the customer with a customer acceptance period. If such a right is provided, all related revenues would be deferred until the customer has unconditionally accepted the RIO system.

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

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of March 31, 2012 consisted primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

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

(in thousands)	March 31,
	2012	2011
Stock options outstanding	5,541	5,332
Warrants to purchase common stock	1,053	1,972
Unvested restricted stock	456	537
Total	7,050	7,841

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

3. Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive gain (loss) within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income, net. During the three months ended March 31, 2012 and 2011, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of March 31, 2012

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$17,912	$28	$(6)	$17,934
Certificates of deposit	18,378	39	(6)	18,411
Long-term investments:
U.S. government agencies	1,010	5	―	1,015
Certificates of deposit	732	7	―	739
Total investments	$38,032	$79	$(12)	$38,099

          As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$19,733	$23	$(3)	$19,753
Certificates of deposit	16,588	24	(11)	16,601
Long-term investments:
U.S. government agencies	3,761	21	―	3,782
Certificates of deposit	5,104	18	(2)	5,120
Total investments	$45,186	$86	$(16)	$45,256

          As of March 31, 2012 and December 31, 2011, all short-term investments had maturity dates of less than one year. As of March 31, 2012 and December 31, 2011, all long-term investments had maturity dates between one and two years.

          The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$17,934	$4,261	$13,673	$	―
Certificates of deposit	18,411	―	18,411		―
Long-term investments:
U.S. government agencies	1,015	507	508		―
Certificates of deposit	739	―	739		―
Total investments	$38,099	$4,768	$33,331	$	―

          Level 2 securities are priced using quoted market prices and other observable market inputs for similar securities or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2012. No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the three months ended March 31, 2012.

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4.  Inventory

          Inventory consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011

Raw materials	$3,657	$3,051
Work-in-process	1,347	866
Finished goods	18,244	15,612
Total inventory	$23,248	$19,529

          The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, future write-offs of the Company’s inventory may occur.

5.  Commitments and Contingencies

Purchase Commitments

          At March 31, 2012, the Company was committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $16.5 million.

Contingencies

          The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.

          The Company is a defendant in various litigation matters generally arising in the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.

6.  Stockholders’ Equity

Preferred Stock

          As of March 31, 2012 and December 31, 2011, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of March 31, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

Common Stock

          As of March 31, 2012 and December 31, 2011, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

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

          During the three months ended March 31, 2012 and 2011, stock-based compensation expense was $2.7 million and $2.3 million, respectively. Included within stock-based compensation expense for the three months ended March 31, 2012 were $2.2 million related to stock option grants, $386,000 related to restricted stock granted to the Company’s CEO at various dates from 2009 through 2011, and $125,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

          The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2012 was approximately 1,676,000.

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	469	4,753	$11.06
Shares reserved	1,676	―	―
Net shares settled under the 2008 Plan	1	―	―
Options granted	(1,126)	1,126	36.40
Options exercised	―	(257)	8.33
Options forfeited under the 2004 Plan	―	(1)	11.12
Options forfeited under the 2008 Plan	80	(80)	14.37
Balance at March 31, 2012	1,100	5,541	16.29

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2012, there was total unrecognized compensation cost of $32.1 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 3.0 years as of March 31, 2012.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.35% - 1.40%	2.71% - 2.92%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	48.49% - 48.62%	49.87% - 50.12%

          During the three months ended March 31, 2012, 2,278 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the CEO. As of March 31, 2012, 1,064,387 shares of restricted stock granted to the CEO were issued and outstanding.

Warrants

          In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of March 31, 2012, 310,872 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of March 31, 2012, 598,741 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of March 31, 2012, 143,157 warrants were outstanding and exercisable.

          See Note 8 for a discussion of warrants issued after March 31, 2012.

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

8.  Subsequent Event

          On May 7, 2012, the Company entered into a Facility Agreement with affiliates of Deerfield Management Company, L.P. (“Deerfield”), pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the agreement, the Company has the flexibility, but is not required, to draw down on the Facility Agreement in $10 million increments at any time until May 15, 2013. The Company was not required to pay an upfront transaction fee to Deerfield under the Facility Agreement.

          Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of the Company’s assets excepting only the Company’s intellectual property assets. Accrued interest is payable quarterly in cash. The Company has the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, the Company is required to pay Deerfield a fee of $1.0 million. As of May 7, 2012, the Company has not drawn any amounts under the Facility Agreement.

          In connection with the execution of the Facility Agreement, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price equal to a 20% premium to the mean closing price of the Company’s common stock over the 20 trading days beginning on May 8, 2012. As noted above, the Company has the right to draw down on the Facility Agreement one or more cash disbursements in the minimum amount of $10 million per disbursement. Each $10 million disbursement shall be accompanied by the issuance to Deerfield of warrants to purchase 140,000 shares of common stock, at an exercise price equal to a 20% premium to the mean closing price of the Company’s common stock over the 5 trading days following receipt by Deerfield of the draw notice. If the Company, in its discretion, elects to draw down the entire $50 million available under the Facility Agreement, the Company will have issued warrants to purchase a total of 975,000 shares of its common stock. The warrants expire seven years from their issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of MAKOplasty®, including the RIO® Robotic Arm Interactive Orthopedic system, or RIO system, and MAKO RESTORIS® family of implant systems; the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth, including projections regarding RIO system installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the following:

•

the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision;

•	changes in competitive conditions and prices in our markets;

•	unanticipated issues relating to intended product launches;

•	decreases in sales of our principal product lines;

•	decreases in utilization of our principal product lines or in procedure volume;

•	increases in expenditures related to increased or changing governmental regulation or taxation of our business, both nationally and internationally;

•

unanticipated issues in complying with domestic or foreign regulatory requirements related to MAKO’s current products, including Medical Device Reporting requirements and other required reporting to the United States Food and Drug Administration, or securing regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	the impact of the United States healthcare reform legislation enacted in March 2010 on hospital spending, reimbursement, and the taxing of medical device companies;

•	the potential impact of the informal Securities and Exchange Commission inquiry and the findings of that inquiry;

•	loss of key management and other personnel or the inability to attract such management and other personnel; and

•	unanticipated intellectual property expenditures required to develop, market, and defend our products.

These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

          We have incurred net losses in each year since our inception and, as of March 31, 2012, we had an accumulated deficit of $200.8 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, including our MAKOplasty total hip arthroplasty application, or MAKOplasty THA application, that we commercially launched in September 2011, and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

          Recent business events and key milestones in the development of our business include the following:

          • During the three month period ended March 31, 2012, we sold six RIO systems, comprised of five domestic commercial sales and one international demonstration sale, and nine MAKOplasty THA applications to existing customers. We deferred recognition of the international sale as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of March 31, 2012. As of March 31, 2012, our worldwide commercial installed base was 118 systems, of which 62 systems, or 53% of our commercial installed base, have the MAKOplasty THA application.

• A total of 2,297 MAKOplasty procedures were performed worldwide during the three month period ended March 31, 2012, representing a 76% increase over the same period in 2011.

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

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses consist primarily of expenses relating to compensation, including stock-based compensation and benefits, and compensation for sales, marketing, training, clinical research, operations, regulatory, quality, finance, legal, executive, and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, depreciation on loaned implant instrumentation to customers, and recruiting and other human resources expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

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

Critical Accounting Policies

          There have been no significant changes in our critical accounting policies during the three months ended March 31, 2012 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2011.

Results of Operations for the three months ended March 31, 2012 and 2011

(in thousands)	Three Months Ended March 31,
	2012	2011	Change	% of Change
Revenue:
Procedures	$11,562	$6,467	$5,095	79%
Systems – RIO	5,871	5,364	507	9%
Service	2,206	1,195	1,011	85%
Total revenue	19,639	13,026	6,613	51%
Cost of revenue:
Procedures	2,657	1,798	859	48%
Systems – RIO	2,448	2,038	410	20%
Service	381	259	122	47%
Total cost of revenue	5,486	4,095	1,391	34%
Gross profit	14,153	8,931	5,222	58%
Operating costs and expenses:
Selling, general and administrative	19,788	14,809	4,979	34%
Research and development	4,854	4,194	660	16%
Depreciation and amortization	1,274	975	299	31%
Total operating costs and expenses	25,916	19,978	5,938	30%
Loss from operations	(11,763)	(11,047)	(716)	6%
Other income, net	58	92	(34)	(37%)
Loss before income taxes	(11,705)	(10,955)	(750)	7%
Income tax expense	25	40	(15)	(38%)
Net loss	$(11,730)	$(10,995)	$(735)	7%

Revenue

          Revenue was $19.6 million for the three months ended March 31, 2012, compared to $13.0 million for the three months ended March 31, 2011. The increase in revenue of $6.6 million, or 51%, was primarily due to a $5.1 million, or 79%, increase in procedure revenue, a $507,000, or 9%, increase in RIO system revenue and a $1.0 million, or 85%, increase in service revenue. The $5.1 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the three months ended March 31, 2012 to 2,297 as compared to 1,304 during the three months ended March 31, 2011. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average selling price per procedure.

          The $507,000 increase in RIO system revenue was attributable to the recognition of $5.9 million of revenue from five domestic commercial unit sales of our RIO system, four of which included MAKOplasty THA applications, and nine MAKOplasty THA application sales to existing customers during the three months ended March 31, 2012, as compared to the recognition of $5.4 million of revenue from seven domestic commercial unit sales of our RIO system during the three months ended March 31, 2011. RIO system revenue for the three months ended March 31, 2012 was reduced by $720,000 for the deferral of system revenue related to the first year warranty and maintenance services provided by MAKO, as compared to the deferral of $586,000 during the three months ended March 31, 2011. This deferred revenue will be recognized in service revenue over a twelve-month period. In addition to the five domestic commercial unit sales, we had one international demonstration unit sale of our RIO system during the three months ended March 31, 2012, for which we deferred revenue recognition due to a contingent obligation to reimburse the distributor for the costs it incurs in the regulatory process should the agreement be terminated prior to the distributor obtaining regulatory approval.

          The $1.0 million increase in service revenue was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance.

          We expect our revenue to continue to increase in future periods as unit sales of our RIO system increase, the number of MAKOplasty procedures performed increases, and the installed base of RIO systems covered under warranty and maintenance increases.

Cost of Revenue and Gross Profit

          Cost of revenue was $5.5 million for the three months ended March 31, 2012, compared to $4.1 million for the three months ended March 31, 2011. The increase in cost of revenue of $1.4 million, or 34%, was primarily due to an increase in MAKOplasty procedures performed and the recognition of the cost of revenue from five unit sales of our RIO system and nine MAKOplasty THA application sales to existing customers during the three months ended March 31, 2012 as compared to the recognition of the cost of revenue from seven unit sales of our RIO system during the three months ended March 31, 2011. This was partially offset by lower per procedure material costs for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We expect our cost of revenue to continue to increase in future periods as unit sales of our RIO system and applications increase, the number of MAKOplasty procedures performed increases, and the installed base of RIO systems covered under warranty and maintenance increases.

          Gross profit for the three months ended March 31, 2012 was $14.2 million compared to a gross profit of $8.9 million for the three months ended March 31, 2011. Total gross margin for the three months ended March 31, 2012 was 72%, including a 77% margin on procedure revenue, a 58% margin on RIO system revenue and a 83% margin on service revenue compared to a gross margin of 69% for the three months ended March 31, 2011, including a 72% margin on procedure revenue, a 62% margin on RIO system revenue and a 78% margin on service revenue. The increase in margin on procedure revenue was primarily attributable to lower material costs per procedure. The decrease in margin on RIO system revenue was primarily attributable to (i) the fact that the MAKOplasty THA application sales for the three months ended March 31, 2012 were primarily retrofit upgrades, which have a higher cost of revenue and (ii) higher indirect costs per system for the three months ended March 31, 2012 compared to the same period in 2011. The increase in margin on service revenue was primarily attributable to a reduction in the frequency of planned preventative maintenance visits as our RIO platform has matured.

Selling, General and Administrative

          Selling, general and administrative expense was $19.8 million for the three months ended March 31, 2012, compared to $14.8 million for the three months ended March 31, 2011. The increase of $5.0 million, or 34%, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 320 as of March 31, 2011 to 437 as of March 31, 2012. Of the 117 employee increase, 66 were in sales and marketing. Selling, general and administrative expense for the three months ended March 31, 2012 included $2.3 million of stock-based compensation expense compared to $2.0 million for the three months ended March 31, 2011. The increase in stock-based compensation expense was primarily due to additional option grants made in 2012 and 2011 combined with an increase in the price of our common stock. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees and sales and training programs necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increased number of employees, facilities and operating costs necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

Research and Development

          Research and development expense was $4.9 million for the three months ended March 31, 2012, compared to $4.2 million for the three months ended March 31, 2011. The increase of $660,000, or 16%, was primarily due to an increase in research and development activities associated with on-going development of our RIO system and applications, our RESTORIS family of implant systems, and potential future products. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Depreciation and Amortization

          Depreciation and amortization expense was $1.3 million for the three months ended March 31, 2012, compared to $975,000 for the three months ended March 31, 2011. The increase of $299,000, or 31%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2011 and 2012 due to the growth in our business and operational activities necessary to support such growth.

Other Income, net

          Other income, net was $58,000 for the three months ended March 31, 2012, compared to other income of $92,000 for the three months ended March 31, 2011. The decrease of $34,000 was primarily due to a lower average cash, cash equivalents and investments balance for the three months ended March 31, 2012 compared to the same period of 2011.

Income Taxes

          No federal income taxes were recognized for the three months ended March 31, 2012 and 2011, due to net operating losses in each period. State and local income taxes for the three months ended March 31, 2012 and 2011 were $25,000 and $40,000, respectively. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the three months ended March 31, 2012 and 2011, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Three Months Ended March 31,
	2012	2011	Change	% of Change
Net cash used in operating activities	$(11,893)	$(9,662)	$(2,231)	23%
Net cash provided by (used in) investing activities	4,843	(713)	5,556	(779%)
Net cash provided by financing activities	2,305	400	1,905	476%
Net decrease in cash and cash equivalents	$(4,745)	$(9,975)	$5,230	(52%)

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of March 31, 2012, we had an accumulated deficit of $200.8 million and have financed our operations principally through the sale of our equity securities.

          As of March 31, 2012, we had $46.8 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

          On May 7, 2012, we entered into a Facility Agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the agreement, we have the flexibility, but are not required, to draw down on the Facility Agreement in $10 million increments at any time until May 15, 2013. We were not required to pay an upfront transaction fee to Deerfield under the Facility Agreement.

          Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of our assets excepting only our intellectual property assets. Accrued interest is payable quarterly in cash. We have the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, we are required to pay Deerfield a fee of $1.0 million. As of May 7, 2012, we have not drawn any amounts under the Facility Agreement.

          In connection with the execution of the Facility Agreement, on May 7, 2012, we issued to Deerfield warrants to purchase 275,000 shares of our common stock at an exercise price equal to a 20% premium to the mean closing price of our common stock over the 20 trading days beginning on May 8, 2012. As noted above, we have the right to draw down on the Facility Agreement one or more cash disbursements in the minimum amount of $10 million per disbursement. Each $10 million disbursement shall be accompanied by the issuance to Deerfield of warrants to purchase 140,000 shares of common stock, at an exercise price equal to a 20% premium to the mean closing price of our common stock over the 5 trading days following receipt by Deerfield of the draw notice. If we, in our discretion, elect to draw down the entire $50 million available under the Facility Agreement, we will have issued warrants to purchase a total of 975,000 shares of our common stock. The warrants expire seven years from their issuance.

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization and stock-based compensation. Net cash used in operating activities was also reduced by the recognition of research and development expense associated with stock issued under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the three months ended March 31, 2012 are $5.0 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and the commercial launch of our MAKOplasty THA application, $2.3 million of increases to prepaid and other current assets, $4.7 million of decreases to accrued compensation and employee benefits due primarily to the payment of 2011 bonuses and 2011 commissions and $3.1 million of decreases to other accrued liabilities. This was partially offset by $8.2 million of decreases to accounts receivable due primarily to collections of sales recognized in the prior year. Included in changes in operating assets and liabilities for the three months ended March 31, 2011 are $2.3 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and preparation for the launch of our MAKOplasty THA application in September 2011, and $3.4 million of decreases to accrued compensation and employee benefits due primarily to the payment of year-end bonuses and commissions, which was partially offset by $3.4 million of decreases to accounts receivable.

Net Cash Provided by (Used in) Investing Activities

          Net cash provided by investing activities for the three months ended March 31, 2012 was primarily attributable to proceeds of $10.2 million from sales and maturities of investments, which was partially offset by the purchase of investments of $3.2 million and purchases of property and equipment of $2.2 million due to the growth in our business. Net cash used in investing activities for the three months ended March 31, 2011 was primarily attributable to the purchase of investments of $15.1 million and purchases of property and equipment of $1.3 million, which was partially offset by proceeds of $15.6 million from sales and maturities of investments.

Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the three months ended March 31, 2012 and 2011 was primarily attributable to proceeds received under our employee stock purchase plan of $360,000 and $241,000, respectively, and to proceeds received on the exercise of stock options and warrants of $2.0 million and $516,000, respectively.

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

          In executing our current business plan, we believe our cash, cash equivalents and investment balances as of March 31, 2012, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on our available credit facility, or modify our current business plan. The sale of additional equity or convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products and supporting our growth;

•	the costs and timing of domestic and foreign regulatory clearance or approvals for new products or upgrades or changes to our products;

•	the expenses we incur in complying with domestic or foreign regulatory requirements imposed on medical device companies;

•	the rate of progress, cost and success or failure of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the impact of the United States healthcare reform legislation enacted in March 2010 on hospital spending, reimbursement, and the taxing of medical device companies;

•	the acquisition of businesses, products and technologies; and

•	general economic conditions and interest rates.

Contractual Obligations

          At March 31, 2012, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $16.5 million.

          Other than as described above and scheduled payments through March 31, 2012, there have been no significant changes in our contractual obligations during the three months ended March 31, 2012 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

          Disclosure Controls and Procedures.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

          There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 1A. RISK FACTORS.

          There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

          The following table summarizes the surrenders of the Company’s common stock during the three month period ended March 31, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
January 1 to 31, 2012	—	$—	—	$—
February 1 to 29, 2012	2,278	35.62	—	—
March 1 to 31, 2012	—	—	—	—
	2,278	$35.62	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock under the Company’s equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable

ITEM 5. OTHER INFORMATION.

          We take matters relating to regulatory compliance very seriously. In 2012, as part of our ongoing internal quality management initiatives and systems enhancements, we undertook a retrospective review of all product complaints to determine if we may have inadvertently failed to file certain Medical Device Reporting (“MDR”) reports with the U.S. Food and Drug Administration (the “FDA”) during the period 2010 to present. Based upon criteria set by the FDA as well as our own internal MDR reporting criteria, our internal review preliminarily identified potential MDR reportability for 105 of such complaints. Significantly, no new or unknown product safety issues were discovered in this retrospective review.

          On May 4, 2012, we met with and solicited the advice of the FDA as to the reasonableness of our enhanced MDR reporting systems and retrospective review, which resulted in the submission of 120 MDR filings on May 7, 2012. The filing of these MDR reports could result in scrutiny of the MDR reports, or an inspection of our records and reporting procedures, by the FDA, which could result in issuance of a warning letter with respect to such procedures. We do not believe, however, based upon the nature of the MDR reports, our interactions with the FDA and all other information currently available to us, that the filing of these MDR reports and the potential regulatory and other consequences related to such filing, if any, will have a material adverse impact on our results of operations.

          We have implemented corrective and preventive actions, including revised internal reporting procedures, revised standard operating procedures and additional employee training, to address and prevent regulatory issues from occurring in the future. We believe that we have made significant progress in transitioning our organization to increase focus on regulatory compliance and in implementing solutions to enhance our quality systems. Notwithstanding our continuing efforts in these areas, scrutiny or inspection by the FDA could result in regulatory consequences to us as described in greater detail under Item 1A, “Risk Factors,” in our periodic filings with the Securities and exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Warrant to purchase shares of common stock of MAKO Surgical Corp. (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.1

Facility Agerement dated May7, 2012 by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.2

Registration Rights Agreement dated May7, 2012 by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.3	Form of Security Agreement (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.4	Employment Agreement between Registrant and Lawrence T. Gibbons, effective as of February 3, 2012 (incorporated by reference to the Company’s Form 8-K as filed on January 31, 2012)

10.5	2012 Leadership Cash Bonus Plan (incorporated by reference to the Company’s Form 8-K as filed on February 27, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: May 7, 2012	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte
Senior Vice President of Finance and
Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant to purchase shares of common stock of MAKO Surgical Corp. (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.1

Facility Agerement dated May7, 2012 by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.2

Registration Rights Agreement dated May 7, 2012 by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.3	Form of Security Agreement (incorporated by reference to the Company’s Form 8-K as filed on May 7, 2012)

10.4	Employment Agreement between Registrant and Lawrence T. Gibbons, effective as of February 3, 2012 (incorporated by reference to the Company’s Form 8-K as filed on January 31, 2012)

10.5	2012 Leadership Cash Bonus Plan (incorporated by reference to the Company’s Form 8-K as filed on February 27, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.