Form 10-Q
period 2012-06-30
MAKO Surgical Corp.
filed 2012-08-07
CIK 1411861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________________  to  ______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 26, 2012:

Class	Outstanding at July 26, 2012
Common Stock	42,680,109

MAKO Surgical Corp.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$9,437	$13,438
Short-term investments	25,335	36,354
Accounts receivable, net of allowances of $235 and $158, at June 30, 2012 and December 31, 2011, respectively	19,014	20,783
Inventory	28,905	19,529
Deferred cost of revenue	618	160
Financing commitment asset (Note 6)	3,672	―
Prepaid and other current assets	4,514	1,800
Total current assets	91,495	92,064
Long-term investments	531	8,902
Property and equipment, net	21,846	19,389
Intangible assets, net	6,510	7,284
Other assets	169	132
Total assets	$120,551	$127,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,007	$4,231
Accrued compensation and employee benefits	2,832	7,579
Other accrued liabilities	9,257	10,622
Deferred revenue	7,092	4,826
Total current liabilities	27,188	27,258

Deferred revenue, non-current	187	75
Total liabilities	27,375	27,333

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	―	―
Common stock, $0.001 par value; 135,000,000 authorized; 42,210,451 and 41,439,057 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	42	41
Additional paid-in capital	302,385	289,352
Accumulated deficit	(209,290)	(189,025)
Accumulated other comprehensive gain	39	70
Total stockholders’ equity	93,176	100,438
Total liabilities and stockholders’ equity	$120,551	$127,771

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Procedures	$13,018	$7,676	$24,580	$14,143
Systems	8,183	9,474	14,054	14,838
Service	2,474	1,429	4,680	2,624
Total revenue	23,675	18,579	43,314	31,605
Cost of revenue:
Procedures	3,118	1,716	5,775	3,514
Systems	2,796	3,488	5,244	5,526
Service	451	274	832	533
Total cost of revenue	6,365	5,478	11,851	9,573
Gross profit	17,310	13,101	31,463	22,032
Operating costs and expenses:
Selling, general and administrative	19,284	17,137	39,072	31,946
Research and development	5,244	5,015	10,098	9,209
Depreciation and amortization	1,270	977	2,544	1,952
Total operating costs and expenses	25,798	23,129	51,714	43,107
Loss from operations	(8,488)	(10,028)	(20,251)	(21,075)
Other income (expense), net	(33)	120	25	212
Loss before income taxes	(8,521)	(9,908)	(20,226)	(20,863)
Income tax expense	14	1	39	41
Net loss	$(8,535)	$(9,909)	$(20,265)	$(20,904)
Net loss per share – Basic and diluted	$(0.20)	$(0.24)	$(0.48)	$(0.52)
Weighted average common shares outstanding – Basic and diluted	42,161	40,605	41,927	40,358

See accompanying notes.

2

MAKO SURGICAL CORP.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss	$(8,535)	$(9,909)	$(20,265)	$(20,904)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(28)	51	(31)	25
Comprehensive loss	$(8,563)	$(9,858)	$(20,296)	$(20,879)

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net loss	$(20,265)	$(20,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,832	2,081
Amortization of intangible assets	839	640
Stock-based compensation	6,122	4,946
Inventory write-down	95	28
Amortization of premium on investment securities	221	195
Loss on asset impairment	511	148
Provision for doubtful accounts	77	154
Issuance of restricted stock under development agreement	454	1,080
Non-cash changes under credit facility	(62)	―
Changes in operating assets and liabilities:
Accounts receivable	1,692	(612)
Inventory	(11,432)	(5,583)
Deferred cost of revenue	(458)	(97)
Prepaid and other current assets	(2,714)	(955)
Other assets	(37)	33
Accounts payable	3,776	663
Accrued compensation and employee benefits	(4,747)	(2,090)
Other accrued liabilities	(1,365)	949
Deferred revenue	2,378	491
Net cash used in operating activities	(22,083)	(18,833)
Investing activities:
Purchase of investments	(3,160)	(22,703)
Proceeds from sales and maturities of investments	22,298	22,820
Acquisition of property and equipment	(3,839)	(2,754)
Acquisition of intangible assets	(65)	―
Net cash provided by (used in) investing activities	15,234	(2,637)
Financing activities:
Proceeds from employee stock purchase plan	844	469
Exercise of common stock options and warrants for cash	2,176	1,930
Payment of payroll taxes relating to vesting of restricted stock	(172)	(666)
Net cash provided by financing activities	2,848	1,733
Net decrease in cash and cash equivalents	(4,001)	(19,737)
Cash and cash equivalents at beginning of period	13,438	27,108
Cash and cash equivalents at end of period	$9,437	$7,371

Non-cash investing and financing activities:
Receipt of 4,556 and 30,585 shares of common stock delivered in payment of payroll taxes for the six months ended June 30, 2012 and 2011, respectively	$172	$666
Transfers of inventory to property and equipment	1,961	1,402
Issuance of restricted stock under development agreement	454	1,080

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements

June 30, 2012

(Unaudited)

1.  Organization and Basis of Presentation

MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its RIO® Robotic Arm Interactive Orthopedic (“RIO”) system, joint specific applications for the knee and hip, and proprietary RESTORIS® implants for orthopedic procedures called MAKOplasty®. The Company was incorporated in the State of Delaware on November 12, 2004 and is headquartered in Fort Lauderdale, Florida. The Company’s common stock trades on The NASDAQ Global Select Market under the ticker symbol “MAKO.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2011 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2012 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on our available credit facility (see Note 6 for a discussion of the Facility Agreement), or modify its current business plan. The sale of additional equity, the issuance of warrants in connection with a draw on the Company’s credit facility or the sale of convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and ability to issue dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with new and established domestic and foreign government regulations and taxes, uncertainty of widespread market acceptance of products, unanticipated changes in the timing of the sales cycle for the Company’s products or the vetting process undertaken by prospective customers, access to credit for capital purchases by our customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

The Company expects to derive most of its revenue from capital sales of its RIO Robotic Arm Interactive Orthopedic system, current and future MAKOplasty applications to the RIO system (together with the RIO, the “RIO system”), recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve broad commercial acceptance of MAKOplasty or obtain regulatory clearances or approvals for future products, including other orthopedic products, its revenue would be adversely affected and the Company would not become profitable.

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

2.  Summary of Significant Accounting Policies

Revenue Recognition

Revenue is generated: from (1) unit sales of the RIO system, including associated instrumentation, installation services and training; (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of warranty and maintenance services. The Company recognizes revenue in accordance with ASC 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

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

Sales contracts for implants and disposable products to independent international distributors generally provide for a right of return. Accordingly, no revenue is recognized for these sales until the right of return expires or is waived. Sales contracts for the Company’s RIO system to international distributors generally do not provide the distributor with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. The one-year warranty for RIO system sales to international distributors is limited to replacing parts within the warranty period and does not provide for maintenance services. The Company accrues for the estimated costs of providing the one-year warranty for RIO system sales to international distributors upon installation as a component of cost of revenue - systems in the statements of operations.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of June 30, 2012 consisted primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

(in thousands)	June 30,
	2012	2011
Stock options outstanding	5,531	4,922
Warrants to purchase common stock	1,268	1,849
Unvested restricted stock	444	509
Total	7,243	7,280

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. generally accepted accounting principles and International Financial Reporting Standards. This guidance will require companies to present the components of net income and other comprehensive income (“OCI”) either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance became effective for the Company’s interim and annual periods beginning January 1, 2012. The Company early adopted this guidance in 2011 and reports OCI in a separate statement.

3.  Investments

The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive gain (loss) within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. During the six months ended June 30, 2012 and 2011, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

As of June 30, 2012

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$10,758	$21	$(10)	$10,769
Certificates of deposit	14,542	86	(62)	14,566
Long-term investments:
Certificates of deposit	527	4	―	531
Total investments	$25,827	$111	$(72)	$25,866

As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$19,733	$23	$(3)	$19,753
Certificates of deposit	16,588	24	(11)	16,601
Long-term investments:
U.S. government agencies	3,761	21	―	3,782
Certificates of deposit	5,104	18	(2)	5,120
Total investments	$45,186	$86	$(16)	$45,256

As of June 30, 2012 and December 31, 2011, all short-term investments had maturity dates of less than one year. As of June 30, 2012 and December 31, 2011, all long-term investments had maturity dates between one and two years.

The fair values of the Company’s investments based on the level of inputs are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$10,769	$4,012	$6,757	$	―
Certificates of deposit	14,566	―	14,566		―
Long-term investments:
U.S. government agencies	―	―	―		―
Certificates of deposit	531	―	531		―
Total investments	$25,866	$4,012	$21,854	$	―

Level 2 securities are priced using quoted market prices and other observable market inputs for similar securities or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the six months ended June, 2012. No investments measured at fair value on a recurring basis used Level 3 or significant unobservable inputs for the six months ended June 30, 2012.

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

4.  Inventory

Inventory consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011

Raw materials	$4,250	$3,051
Work-in-process	1,709	866
Finished goods	22,946	15,612
Total inventory	$28,905	$19,529

The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, future write-offs of the Company’s inventory may occur.

5.  Commitments and Contingencies

Purchase Commitments

At June 30, 2012, the Company was committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $14.0 million.

Legal Proceedings

In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The complaints allege the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the sales of the Company’s RIO system and the Company’s financial guidance for 2012 that artificially inflated the Company's stock price. The complaints seek an unspecified amount of compensatory damages, interest, attorneys’ fees, and costs. On August 1, 2012, the court appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System as lead plaintiff, consolidated the Harrison and Parker complaints, granted the lead plaintiff an extension to file the amended and consolidated complaint on or before August 29, 2012, and denied as moot a motion previously filed by the Company, Dr. Ferré, and Mr. LaPorte to dismiss the Harrison complaint.

Additionally, in June and July 2012, four shareholder derivative complaints were filed against the Company, as nominal defendant, and its board of directors, as well as Dr. Ferré and, in two cases, Mr. LaPorte. Those complaints allege that the Company’s directors and certain officers violated their fiduciary duties by allowing the Company to make misrepresentations or omissions that exposed the Company to the Harrison and Parker class actions. Two of the derivative actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. The other two actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on any motions to dismiss filed or to be filed in the Harrison and Parker class actions.

The Company has accrued $500,000 as of June 30, 2012 to cover the insurance deductible for the Company’s directors and officers insurance policies.

Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.

In addition to the matters discussed in “Legal Proceedings” above, the Company is a defendant in various litigation matters generally arising in the normal course of business. Although it is difficult to predict the ultimate outcomes of these matters, the Company believes that it is not reasonably possible that the ultimate outcomes of these ordinary course litigation matters will materially and adversely affect its business, financial position, results of operations or cash flows.

6.  Credit Facility

On May 7, 2012, the Company entered into a Facility Agreement with affiliates of Deerfield Management Company, L.P. (“Deerfield”), as amended on June 28, 2012, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company has the flexibility, but is not required, to draw down on the Facility Agreement in $10 million increments (the “Financing Commitment”) at any time until May 15, 2013 (the “Draw Period”). The Company was not required to pay an upfront transaction fee to Deerfield under the Facility Agreement. In exchange for the Financing Commitment, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $27.70 per share.

Each $10 million disbursement shall be accompanied by the issuance to Deerfield of warrants to purchase 140,000 shares of the Company’s common stock, at an exercise price equal to a 20% premium to the mean closing price of the Company’s common stock over the five trading days following receipt by Deerfield of the draw notice. If the Company, in its discretion, elects to draw down the entire $50 million available under the Facility Agreement, the Company will have issued warrants to purchase a total of 975,000 shares of its common stock, including the 275,000 warrants issued in connection with the Financing Commitment. The number of shares of common stock into which a warrant is exercisable and the exercise price of any warrant will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock. The warrants have the same dividend rights to the same extent as if the warrants were exercised into shares of common stock.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of the Company’s assets excluding only the Company’s intellectual property assets. Accrued interest is payable quarterly in cash. The Company has the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, the Company is required to pay Deerfield a fee of $1.0 million (the “Facility Fee”). The Company is accruing the Facility Fee to expense in other income (expense), net in the condensed statement of operations through the Draw Period, or until the Company draws down under the Facility Agreement, at which time any previous expense recognized would be reversed. As of June 30, 2012, the Company has not drawn any amounts under the Facility Agreement.

Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case Deerfield would have the right to require the Company to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case Deerfield would have the right to require the Company to repay the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon.

As noted above, in exchange for the Financing Commitment, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $27.70 per share. As of June 30, 2012, all 275,000 warrants were outstanding and exercisable. Prior to the amendment of the Facility Agreement on June 28, 2012, the warrants were considered a derivative due to certain provisions in the Facility Agreement. As amended, the warrants qualified for permanent treatment as equity and are classified as additional paid-in capital on the condensed balance sheet. The initial fair value of the warrants on May 7, 2012, was $3.9 million and the value of the warrants on June 28, 2012 was $3.6 million. The $325,000 change in the fair value of the warrants from May 7, 2012 to June 28, 2012 was recorded as income in other income (expense), net in the condensed statement of operations.

The Financing Commitment is classified as a current asset on the condensed balance sheet and is considered a derivative as the Company can put additional warrants and debt to Deerfield. The Financing Commitment will be revalued each subsequent balance sheet date until the Draw Period expires or all amounts have been drawn under the Facility Agreement, with any changes in the fair value between reporting periods recorded in other income (expense), net in the condensed statement of operations. The initial fair value of the Financing Commitment on May 7, 2012, was $3.9 million and the value of the Financing Commitment on June 30, 2012 was $3.7 million. The $262,000 change in the fair value of the Financing Commitment from May 7, 2012 to June 30, 2012 was recorded as expense in other income (expense), net in the condensed statement of operations.

In addition, the Company capitalized issuance costs of $110,000 related to the Facility Agreement. These costs are being amortized to expense in other income (expense), net in the condensed statement of operations using the straight-line method through the Draw Period.

The warrants to purchase 275,000 shares of the Company’s common stock were valued as of June 28, 2012 using a Monte Carlo simulation model with the following assumptions: expected life of 6.86 years, risk free rate of 1.05%, expected volatility of 63.54% and no expected dividend yield. The value of the Financing Commitment was determined using Level 3 inputs, or significant unobservable inputs. The value of the Financing Commitment at June 30, 2012 was determined by estimating the value of being able to borrow $50 million at a 6.75% interest rate (the “Loan Value”) net of the estimated value of the additional 700,000 warrants to be issued upon borrowing. The Loan Value was discounted using a market yield of 20%. The estimated value of the additional warrants to be issued was valued using a Monte Carlo simulation model with the following assumptions: expected life of 7.0 years, risk free rate of 1.12%, expected volatility of 67.20% and no expected dividend yield. The most significant unobservable input in estimating the value of the Financing Commitment was the 20% market yield. A 100 basis point change in the market yield input could change the value of the Financing Commitment by approximately $1.0 million dollars. The value of the warrants and Financing Commitment on May 7, 2012 were valued using a methodology similar to the methodology discussed above.

Each warrant issued under the Facility Agreement expires on the seventh anniversary of its issuance and contains certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

The holder of a warrant may exercise the warrant either for cash or on a cashless basis. In connection with certain Major Transactions, as defined in the warrant, including a change of control of the Company or the sale of more than 50% of the Company’s assets, the holder may have the option to receive, in exchange for the warrant, a number of shares of common stock equal to the Black-Scholes value of the warrant, as defined in the warrant, divided by the closing price of the common stock on the trading day before closing. In certain circumstances, a portion of such payment may be made in cash rather than in shares of common stock. In connection with certain “events of default,” as defined in the Facility Agreement, the holder may have the option to receive, in exchange for the warrant, a number of shares of common stock equal to the Black-Scholes value of the warrant, as defined in the warrant, divided by the volume weighted average price for the five trading days prior to the applicable Default Notice, as defined in the warrant.

7.  Stockholders’ Equity

Preferred Stock

As of June 30, 2012 and December 31, 2011, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of June 30, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

Common Stock

As of June 30, 2012 and December 31, 2011, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

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

During the three months ended June 30, 2012 and 2011, stock-based compensation expense was $3.4 million and $2.6 million, respectively. Included within stock-based compensation expense for the three months ended June 30, 2012 were $2.9 million related to stock option grants, $386,000 related to restricted stock granted to the Company’s CEO at various dates from 2009 through 2011, and $148,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan. During the six months ended June 30, 2012 and 2011, stock-based compensation expense was $6.1 million and $4.9 million, respectively. Included within stock-based compensation expense for the six months ended June 30, 2012 were $5.1 million related to stock option grants, $772,000 related to restricted stock granted to the Company’s CEO at various dates from 2009 through 2011, and $273,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	469	4,753	$11.06
Shares reserved	1,676	―	―
Net shares settled under the 2008 Plan	8	―	―
Options granted	(1,164)	1,164	36.05
Options exercised	―	(295)	8.32
Options forfeited under the 2004 Plan	―	(1)	11.12
Options forfeited under the 2008 Plan	90	(90)	16.71
Balance at June 30, 2012	1,079	5,531	16.38

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2012, there was total unrecognized compensation cost of $29.1 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.8 years as of June 30, 2012.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Six Months Ended June 30,
	2012	2011
Risk-free interest rate	1.05% - 1.40%	2.22% - 2.92%
Expected life	6.25 years	6.25 years
Expected dividends	―	―
Expected volatility	48.23% - 48.62%	49.22% - 50.12%

During the six months ended June 30, 2012, 4,556 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the CEO. As of June 30, 2012, 1,062,109 shares of restricted stock granted to the CEO were issued and outstanding.

Warrants

In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of June 30, 2012, 250,872 warrants were outstanding and exercisable.

In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of June 30, 2012, 598,741 warrants were outstanding and exercisable.

In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of June 30, 2012, 143,157 warrants were outstanding and exercisable.

In May 2012, the Company issued warrants to purchase 275,000 shares of common stock at an exercise price of $27.70 per share. These warrants became exercisable on May 7, 2012 and have a seven-year term. As of June 30, 2012, all warrants were outstanding and exercisable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of MAKOplasty®, including the RIO® Robotic Arm Interactive Orthopedic system, or RIO system, and MAKO RESTORIS® family of implant systems; the future availability from third-party suppliers, including single source suppliers, of implants for and components of our RIO system; the anticipated adequacy of our capital resources to meet the needs of our business; our ability to sustain, and our goals for, sales and earnings growth, including projections regarding RIO system installations; and our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the following:

•	the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision;

•	unanticipated changes in the timing of the sales cycle for our products or the vetting process undertaken by prospective customers;

•	changes in competitive conditions and prices in our markets;

•	unanticipated issues relating to intended product launches;

•	decreases in sales of our principal product lines;

•	decreases in utilization of our principal product lines or in procedure volume;

•	increases in expenditures related to increased or changing governmental regulation or taxation of our business, both nationally and internationally;

•	unanticipated issues in complying with domestic or foreign regulatory requirements related to our current products, including Medical Device Reporting requirements and other required reporting to the United States Food and Drug Administration, or securing regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	the impact of the United States healthcare reform legislation enacted in March 2010 on hospital spending, reimbursement, and the taxing of medical device companies;

•	the potential impact of the informal Securities and Exchange Commission inquiry and the findings of that inquiry;

•	any unanticipated impact arising out of the securities class actions, shareholder derivative actions, or any other litigation brought against us;

•	loss of key management and other personnel or the inability to attract such management and other personnel; and

•	unanticipated intellectual property expenditures required to develop, market, and defend our products.

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

Overview

We are an emerging medical device company that markets our RIO Robotic-Arm Interactive Orthopedic system, joint specific applications for the knee and hip, and proprietary RESTORIS implants for orthopedic procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific osteoarthritic disease. Our common stock trades on The NASDAQ Global Select Market under the ticker symbol “MAKO.”

We have incurred net losses in each year since our inception and, as of June 30, 2012, we had an accumulated deficit of $209.3 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, including our MAKOplasty total hip arthroplasty application, or MAKOplasty THA application, that we commercially launched in September 2011, and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

Recent business events and key milestones in the development of our business include the following:

•  During the six month period ended June 30, 2012, we sold fifteen RIO systems, comprised of thirteen domestic commercial sales, one international commercial sale and one international demonstration sale, and eleven MAKOplasty THA applications to existing customers. We deferred recognition of the international demonstration sale as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of June 30, 2012. As of June 30, 2012, our worldwide commercial installed base was 126 systems and our domestic commercial installed base was 123 systems, of which 71 systems, or 58% of our domestic commercial installed base, have the MAKOplasty THA application.

•  A total of 4,887 MAKOplasty procedures were performed worldwide during the six month period ended June 30, 2012, representing a 71% increase over the same period in 2011.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2012 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2011.

Results of Operations for the six and three months ended June 30, 2012 and 2011, respectively

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2012	2011	Change	% of Change	2012	2011	Change	% of Change
Revenue:
Procedures	$13,018	$7,676	$5,342	70%	$24,580	$14,143	$10,437	74%
Systems	8,183	9,474	(1,291)	(14%)	14,054	14,838	(784)	(5%)
Service	2,474	1,429	1,045	73%	4,680	2,624	2,056	78%
Total revenue	23,675	18,579	5,096	27%	43,314	31,605	11,709	37%
Cost of revenue:
Procedures	3,118	1,716	1,402	82%	5,775	3,514	2,261	64%
Systems	2,796	3,488	(692)	(20%)	5,244	5,526	(282)	(5%)
Service	451	274	177	65%	832	533	299	56%
Total cost of revenue	6,365	5,478	887	16%	11,851	9,573	2,278	24%
Gross profit	17,310	13,101	4,209	32%	31,463	22,032	9,431	43%
Operating costs and expenses:
Selling, general and administrative	19,284	17,137	2,147	13%	39,072	31,946	7,126	22%
Research and development	5,244	5,015	229	5%	10,098	9,209	889	10%
Depreciation and amortization	1,270	977	293	30%	2,544	1,952	592	30%
Total operating costs and expenses	25,798	23,129	2,669	12%	51,714	43,107	8,607	20%
Loss from operations	(8,488)	(10,028)	1,540	(15%)	(20,251)	(21,075)	824	(4%)
Other income (expense), net	(33)	120	(153)	(128%)	25	212	(187)	(88%)
Loss before income taxes	(8,521)	(9,908)	1,387	(14%)	(20,226)	(20,863)	637	(3%)
Income tax expense	14	1	13	1,300%	39	41	(2)	(5%)
Net loss	$(8,535)	(9,909)	1,374	(14%)	(20,265)	(20,904)	639	(3%)

Revenue

Revenue was $23.7 million for the three months ended June 30, 2012, compared to $18.6 million for the three months ended June 30, 2011. The increase in revenue of $5.1 million, or 27%, was primarily due to a $5.3 million, or 70%, increase in procedure revenue and a $1.0 million, or 73%, increase in service revenue, which was partially offset by a $1.3 million, or 14%, decrease in RIO system revenue. The $5.3 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the three months ended June 30, 2012 to 2,590 as compared to 1,557 during the three months ended June 30, 2011. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average selling price per procedure and a higher average monthly utilization of 7.2 in the second quarter of 2012 compared to 6.4 in the second quarter of 2011.

The $1.3 million decrease in RIO system revenue was attributable to the recognition of $8.2 million of revenue from nine commercial unit sales of our RIO system, including one international commercial sale, seven of which included MAKOplasty THA applications, and two MAKOplasty THA application sales to existing customers during the three months ended June 30, 2012, as compared to the recognition of $9.5 million of revenue from twelve commercial unit sales of our RIO system during the three months ended June 30, 2011, including two international commercial sales. RIO system revenue for the three months ended June 30, 2012 was reduced by $1.4 million for the deferral of system revenue primarily related to the first year warranty and maintenance services provided by MAKO, as compared to the deferral of $822,000 during the three months ended June 30, 2011. This deferred revenue will be recognized in accordance with our revenue recognition policy. Revenues deferred for warranty and maintenance services will be recognized in service revenue over the period warranty and maintenance services are performed, which is generally twelve months.

The $1.0 million increase in service revenue was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance.

Revenue was $43.3 million for the six months ended June 30, 2012, compared to $31.6 million for the six months ended June 30, 2011. The increase in revenue of $11.7 million, or 37%, was primarily due to a $10.4 million, or 74%, increase in procedure revenue and a $2.1 million, or 78%, increase in service revenue, which was partially offset by a $784,000, or 5%, decrease in RIO system revenue. The $10.4 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the six months ended June 30, 2012 to 4,887 as compared to 2,861 during the six months ended June 30, 2011. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems, increase in average monthly utilization and relatively consistent average selling price per procedure.

The $784,000 decrease in RIO system revenue was attributable to the recognition of $14.1 million of revenue from fourteen commercial unit sales of our RIO system, including one international commercial sale, eleven of which included MAKOplasty THA applications, and eleven MAKOplasty THA application sales to existing customers during the six months ended June 30, 2012, as compared to the recognition of $14.8 million of revenue from nineteen commercial unit sales of our RIO system during the six months ended June 30, 2011, including two international commercial sales. RIO system revenue for the six months ended June 30, 2012 was reduced by $2.1 million for the deferral of system revenue primarily related to the first year warranty and maintenance services provided by MAKO, as compared to the deferral of $1.4 million during the six months ended June 30, 2011. Revenues deferred for warranty and maintenance services will be recognized in service revenue over the period warranty and maintenance services are performed, which is generally twelve months. In addition to the fourteen commercial unit sales of our RIO system, we had one international demonstration unit sale of our RIO system during the six months ended June 30, 2012, for which we deferred revenue recognition due to a contingent obligation to reimburse the distributor for the costs it incurs in the regulatory process should the agreement be terminated prior to the distributor obtaining regulatory approval.

The $2.1 million increase in service revenue was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance.

We expect our revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases, the unit sales of our RIO system increase, and the installed base of RIO systems covered under warranty and maintenance increases.

Cost of Revenue and Gross Profit

Cost of revenue was $6.4 million for the three months ended June 30, 2012, compared to $5.5 million for the three months ended June 30, 2011. The increase in cost of revenue of $887,000, or 16%, was primarily due to an increase in MAKOplasty procedures performed and to an increase in service cost of revenue, which was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance. This was partially offset by the lower number of RIO system sales during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Cost of revenue was $11.9 million for the six months ended June 30, 2012, compared to $9.6 million for the six months ended June 30, 2011. The increase in cost of revenue of $2.3 million, or 24%, was primarily due to an increase in MAKOplasty procedures performed and to an increase in service cost of revenue, which was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance. This was partially offset by the lower number of RIO system sales during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

We expect our cost of revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases, the unit sales of our RIO system and applications increase, and the installed base of RIO systems covered under warranty and maintenance increases.

Gross profit for the three months ended June 30, 2012 was $17.3 million compared to a gross profit of $13.1 million for the three months ended June 30, 2011. Total gross margin for the three months ended June 30, 2012 was 73%, including a 76% margin on procedure revenue, a 66% margin on RIO system revenue and a 82% margin on service revenue compared to a gross margin of 71% for the three months ended June 30, 2011, including a 78% margin on procedure revenue, a 63% margin on RIO system revenue and a 81% margin on service revenue. The decrease in margin on procedure revenue was primarily attributable to an increase in Total Hip Arthroplasty procedures, which have a lower margin than Partial Knee Arthroplasty procedures, and an increase in international procedures, which also have a lower margin than domestic procedures. Total Hip Arthroplasty procedures and international procedures represented 15% of procedures performed during the three months ended June 30, 2012 compared to 6% for the three months ended June 30, 2011. The increase in margin on RIO system revenue was primarily attributable to RIO systems sold with a MAKOplasty THA application, which has a higher margin. The margin on service revenue for the second quarter of 2012 was relatively consistent with the second quarter of 2011.

Gross profit for the six months ended June 30, 2012 was $31.5 million compared to a gross profit of $22.0 million for the six months ended June 30, 2011. Total gross margin for the six months ended June 30, 2012 was 73%, including a 77% margin on procedure revenue, a 63% margin on RIO system revenue and a 82% margin on service revenue compared to a gross margin of 70% for the six months ended June 30, 2011, including a 75% margin on procedure revenue, a 63% margin on RIO system revenue and a 80% margin on service revenue. The increase in margin on procedure revenue was primarily attributable to lower material costs per procedure for our partial knee procedures. The margin on RIO system revenue for the six months ended June 30, 2012 was consistent with the six months ended June 30, 2011. The increase in margin on service revenue was primarily attributable to a reduction in the frequency of planned preventative maintenance visits as our RIO platform has matured.

Selling, General and Administrative

Selling, general and administrative expense for the three and six months ended June 30, 2012 were $19.3 million and $39.1 million, respectively, compared to $17.1 million and $31.9 million for the three and six months ended June 30, 2011. The increase of $2.1 million, or 13%, for the three months ended June 30, 2012 and $7.1 million, or 22%, for the six months ended June 30, 2012, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 354 as of June 30, 2011 to 469 as of June 30, 2012. Of the 115 employee increase, 65 were in sales and marketing. Selling, general and administrative expense for the three and six months ended June 30, 2012 included $2.8 million and $5.0 million, respectively, of stock-based compensation expense compared to $2.2 million and $4.2 million for the three and six months ended June 30, 2011. The increase in stock-based compensation expense was primarily due to additional option grants made in 2012 and 2011 combined with an increase in the price of our common stock at the time of the respective grants. The Company has historically issued annual stock option grants to its employees during the first quarter of the year. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees and sales and training programs necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increased number of employees, facilities and operating costs necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

Research and Development

Research and development expense for the three and six months ended June 30, 2012 were $5.2 million and $10.1 million, respectively, compared to $5.0 million and $9.2 million for the three and six months ended June 30, 2011. The increase of $229,000, or 5%, for the three months ended June 30, 2012 and $889,000, or 10%, for the six months ended June 30, 2012 was primarily due to an increase in research and development activities associated with on-going development of our RIO system and applications, our RESTORIS family of implant systems, and potential future products. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2012 were $1.3 million and $2.5 million, respectively, compared to $977,000 and $2.0 million for the three and six months ended June 30, 2011. The increase of $293,000, or 30%, for the three months ended June 30, 2012 and $592,000, or 30%, for the six months ended June 30, 2012 was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2011 and 2012 due to the growth in our business and operational activities necessary to support such growth.

Other income (expense), net

Other income (expense), net for the three and six months ended June 30, 2012 was $33,000 of expense and $25,000 of income, respectively, compared to $120,000 of income and $212,000 of income for the three and six months ended June 30, 2011. The decrease of $153,000 and $187,000 for the three and six months ended June 30, 2012 and 2011, respectively, was primarily due to (i) expense recognized under the Credit Facility as discussed in Note 6 to the Financial Statements and (ii) lower interest earned during 2012 due to lower average cash, cash equivalents and investments balances for the three and six months ended June 30, 2012 compared to the same periods of 2011.

Income Taxes

No federal income taxes were recognized for the three and six months ended June 30, 2012 and 2011, due to net operating losses in each period. State and local income taxes for the three and six months ended June 30, 2012 were $14,000 and $39,000, respectively, compared to $1,000 and $41,000 for the three and six months ended June 30, 2011. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the three and six months ended June 30, 2012 and 2011, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2012	2011	Change	% of Change
Net cash used in operating activities	$(22,083)	$(18,833)	$(3,250)	17%
Net cash provided by (used in) investing activities	15,234	(2,637)	17,871	(678%)
Net cash provided by financing activities	2,848	1,733	1,115	64%
Net decrease in cash and cash equivalents	$(4,001)	$(19,737)	$15,736	(80%)

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of June 30, 2012, we had an accumulated deficit of $209.3 million and have financed our operations principally through the sale of our equity securities.

As of June 30, 2012, we had $35.3 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

On May 7, 2012, we entered into a Facility Agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, as amended on June 28, 2012, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the agreement, we have the flexibility, but are not required, to draw down on the Facility Agreement in $10 million increments at any time until May 15, 2013. We were not required to pay an upfront transaction fee to Deerfield under the Facility Agreement.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of our assets excluding only our intellectual property assets. Accrued interest is payable quarterly in cash. We have the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, we are required to pay Deerfield a fee of $1.0 million. As of June 30, 2012, we have not drawn any amounts under the Facility Agreement.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by non-cash items, such as depreciation and amortization, stock-based compensation and the recognition of research and development expense associated with stock issued under the Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the six months ended June 30, 2012 are $11.4 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and the commercial launch of our MAKOplasty THA application, $2.7 million of increases to prepaid and other current assets and $4.7 million of decreases to accrued compensation and employee benefits. These were partially offset by $3.8 million of increases to accounts payable and $2.4 million of increases to deferred revenue primarily related to the first year warranty and maintenance services provided by MAKO. Included in changes in operating assets and liabilities for the six months ended June 30, 2011 are $5.6 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and preparation for the launch of our MAKOplasty THA application in September 2011, and $2.1 million of decreases to accrued compensation and employee benefits due primarily to the payment of year-end bonuses and commissions.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was primarily attributable to proceeds of $22.3 million from sales and maturities of investments, which was partially offset by the purchase of investments of $3.2 million and purchases of property and equipment of $3.8 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and the growth in our business. Net cash used in investing activities for the six months ended June 30, 2011 was primarily attributable to the purchase of investments of $22.7 million and purchases of property and equipment of $2.8 million primarily associated with implant instrumentation, which was partially offset by proceeds of $22.8 million from sales and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2012 and 2011 was primarily attributable to proceeds received under our employee stock purchase plan of $844,000 and $469,000, respectively, and to proceeds received on the exercise of stock options and warrants of $2.2 million and $1.9 million, respectively.

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

In executing our current business plan, we believe our cash, cash equivalents and investment balances as of June 30, 2012, and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on our available credit facility, or modify our current business plan. The sale of additional equity, the issuance of warrants in connection with a draw on our credit facility or the sale of convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

Contractual Obligations

At June 30, 2012, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $14.0 million.

Other than as described above and scheduled payments through June 30, 2012, there have been no significant changes in our contractual obligations during the six months ended June 30, 2012 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The complaints allege the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the sales of the Company’s RIO system and the Company’s financial guidance for 2012 that artificially inflated the Company's stock price. The complaints seek an unspecified amount of compensatory damages, interest, attorneys’ fees, and costs. On August 1, 2012, the court appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System as lead plaintiff, consolidated the Harrison and Parker complaints, granted the lead plaintiff an extension to file the amended and consolidated complaint on or before August 29, 2012, and denied as moot a motion previously filed by the Company, Dr. Ferré, and Mr. LaPorte to dismiss the Harrison complaint.

Additionally, in June and July 2012, four shareholder derivative complaints were filed against the Company, as nominal defendant, and its board of directors, as well as Dr. Ferré and, in two cases, Mr. LaPorte. Those complaints allege that the Company’s directors and certain officers violated their fiduciary duties by allowing the Company to make misrepresentations or omissions that exposed the Company to the Harrison and Parker class actions. Two of the derivative actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. The other two actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on any motions to dismiss filed or to be filed in the Harrison and Parker class actions.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table summarizes the surrenders of the Company’s common stock during the three month period ended June 30, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
April 1 to 30, 2012	—	$—	—	$—
May 1 to 31, 2012	2,278	39.67	—	—
June 1 to 30, 2012	6,798	25.77	—	—
	9,076	$29.26	—	$—

(1)	Represents the surrender of shares of common stock of the Company to (i) pay the exercise price associated with the exercise of stock options under the Company’s equity incentive plans and (ii) satisfy the tax withholding obligations associated with the vesting of restricted stock under the Company’s equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Amendment to Warrant to purchase shares of common stock of MAKO Surgical Corp. (incorporated by reference to the Company’s Form 8-K as filed on July 3, 2012)
10.1	Amendment to Facility Agreement, dated May 7, 2012, by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to the Company’s Form 8-K as filed on July 3, 2012)
10.2	Amended and Restated Employment Agreement between Registrant and Ivan Delevic, effective as of July 30, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on August 1, 2012)
10.3	Letter Agreement between MAKO Surgical Corp. and Steven J. Nunes, dated July 24, 2012 (incorporated by reference to Exhibit 10. 1 to the Company’s Form 8-K as filed on August 1, 2012)
10.4	Independent Contractor Consulting Services Agreement between MAKO Surgical Corp. and Steven J. Nunes, effective July 17, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on August 1, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101	The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: August 7, 2012	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Amendment to Warrant to purchase shares of common stock of MAKO Surgical Corp. (incorporated by reference to the Company’s Form 8-K as filed on July 3, 2012)
10.1	Amendment to Facility Agreement, dated May 7, 2012, by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to the Company’s Form 8-K as filed on July 3, 2012)
10.2	Amended and Restated Employment Agreement between Registrant and Ivan Delevic, effective as of July 30, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on August 1, 2012)
10.3	Letter Agreement between MAKO Surgical Corp. and Steven J. Nunes, dated July 24, 2012 (incorporated by reference to Exhibit 10. 1 to the Company’s Form 8-K as filed on August 1, 2012)
10.4	Independent Contractor Consulting Services Agreement between MAKO Surgical Corp. and Steven J. Nunes, effective July 17, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on August 1, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101	The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

