Form 10-Q
period 2012-09-30
MAKO Surgical Corp.
filed 2012-11-08
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ______________________

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2012:

Class	Outstanding at October 31, 2012
Common Stock	42,944,499

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,180	$13,438
Short-term investments	17,242	36,354
Accounts receivable, net of allowances of $360 and $158, at September 30, 2012 and December 31, 2011, respectively	19,599	20,783
Inventory	24,562	19,529
Deferred cost of revenue	544	160
Financing commitment asset (Note 7)	6,814	—
Prepaid and other current assets	4,340	1,800
Total current assets	84,281	92,064
Long-term investments	21	8,902
Property and equipment, net	23,878	19,389
Intangible assets, net	6,080	7,284
Other assets	169	132
Total assets	$114,429	$127,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497	$4,231
Accrued compensation and employee benefits	2,292	7,579
Other accrued liabilities	8,077	10,622
Deferred revenue	7,135	4,826
Total current liabilities	20,001	27,258

Deferred revenue, non-current	981	75
Total liabilities	20,982	27,333

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 135,000,000 authorized; 42,461,755 and 41,439,057 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	42	41
Additional paid-in capital	309,221	289,352
Accumulated deficit	(215,844)	(189,025)
Accumulated other comprehensive gain	28	70
Total stockholders’ equity	93,447	100,438
Total liabilities and stockholders’ equity	$114,429	$127,771

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Procedures	$12,042	$9,108	$36,622	$23,251
Systems	14,413	9,315	28,467	24,153
Service	2,722	1,591	7,402	4,215
Total revenue	29,177	20,014	72,491	51,619
Cost of revenue:
Procedures	6,226	2,484	12,001	5,998
Systems	5,453	3,973	10,697	9,499
Service	295	378	1,127	911
Total cost of revenue	11,974	6,835	23,825	16,408
Gross profit	17,203	13,179	48,666	35,211
Operating costs and expenses:
Selling, general and administrative	20,258	16,533	59,330	48,479
Research and development	4,973	5,054	15,071	14,263
Depreciation and amortization	1,323	1,177	3,867	3,129
Total operating costs and expenses	26,554	22,764	78,268	65,871
Loss from operations	(9,351)	(9,585)	(29,602)	(30,660)
Other income (expense), net	2,842	(51)	2,867	161
Loss before income taxes	(6,509)	(9,636)	(26,735)	(30,499)
Income tax expense	45	19	84	60
Net loss	$(6,554)	$(9,655)	$(26,819)	$(30,559)
Net loss per share - Basic and diluted	$(0.15)	$(0.24)	$(0.64)	$(0.75)
Weighted average common shares outstanding - Basic and diluted	42,306	40,981	42,054	40,568

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net Loss	$(6,554)	$(9,655)	$(26,819)	$(30,559)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(11)	150	(42)	175
Comprehensive loss	$(6,565)	$(9,505)	$(26,861)	$(30,384)

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except share data)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net loss	$(26,819)	$(30,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,281	3,188
Amortization of intangible assets	1,269	1,026
Stock-based compensation	10,418	7,433
Provision for inventory reserve	3,262	222
Amortization of premium on investment securities	297	365
Loss on asset impairment	828	148
Provision for doubtful accounts	245	137
Issuance of restricted stock under development agreement	681	1,440
Non-cash changes under credit facility	(3,204)	—
Changes in operating assets and liabilities:
Accounts receivable	939	195
Inventory	(10,568)	(9,808)
Deferred cost of revenue	(384)	(125)
Prepaid and other current assets	(2,540)	(827)
Other assets	(37)	50
Accounts payable	(1,734)	3,300
Accrued compensation and employee benefits	(5,287)	(1,856)
Other accrued liabilities	(2,545)	2,679
Deferred revenue	3,215	836
Net cash used in operating activities	(27,683)	(22,156)
Investing activities:
Purchase of investments	(3,159)	(30,646)
Proceeds from sales and maturities of investments	30,813	41,175
Acquisition of property and equipment	(7,325)	(8,115)
Acquisition of intangible assets	(65)	(1,200)
Net cash provided by investing activities	20,264	1,214
Financing activities:
Proceeds from employee stock purchase plan	1,344	798
Exercise of common stock options and warrants for cash	3,989	2,411
Payment of payroll taxes relating to vesting of restricted stock	(172)	(965)
Net cash provided by financing activities	5,161	2,244
Net decrease in cash and cash equivalents	(2,258)	(18,698)
Cash and cash equivalents at beginning of period	13,438	27,108
Cash and cash equivalents at end of period	$11,180	$8,410

Non-cash investing and financing activities:
Receipt of 4,556 and 40,780 shares of common stock delivered in payment of payroll taxes for the nine months ended September 30, 2012 and 2011, respectively	$172	$965
Transfers of inventory to property and equipment	2,273	1,926
Issuance of restricted stock under development agreement	681	1,440

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
September 30, 2012
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

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2011 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2012 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

          In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on the Company’s available credit facility (see Note 7 for a discussion of the credit facility), or modify its current business plan. The sale of additional equity, the issuance of warrants in connection with a draw on the Company’s credit facility or the sale of convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and ability to issue dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

          The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with new and established domestic and foreign government regulations and taxes, uncertainty of widespread market acceptance of products, unanticipated changes in the timing of the sales cycle for the Company’s products or the vetting process undertaken by prospective customers, access to credit for capital purchases by the Company’s customers, product liability and the need to obtain additional financing. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

          The Company expects to derive most of its revenue from capital sales of its RIO Robotic Arm Interactive Orthopedic system, current and future MAKOplasty applications to the RIO system (together with the RIO, the “RIO system”), recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve broad commercial acceptance of MAKOplasty or obtain regulatory clearances or approvals for future products, including other orthopedic products, its revenue would be adversely affected and the Company may not become profitable.

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

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of September 30, 2012 consisted primarily of deferred service revenue for warranty and maintenance services on the RIO system hardware.

Inventory

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. The Company adjusts its inventory reserve, if required, based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

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

(in thousands)	September 30,
	2012	2011
Stock options outstanding	5,396	4,805
Warrants to purchase common stock	1,211	1,845
Unvested restricted stock	431	481
Total	7,038	7,131

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

3. Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive gain (loss) within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. During the nine months ended September 30, 2012 and 2011, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of September 30, 2012

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$5,723	$15	$—	$5,738
Certificates of deposit	11,491	19	(6)	11,504
Long-term investments:
Certificates of deposit	21	—	—	21
Total investments	$17,235	$34	$(6)	$17,263

          As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$19,733	$23	$(3)	$19,753
Certificates of deposit	16,588	24	(11)	16,601
Long-term investments:
U.S. government agencies	3,761	21	—	3,782
Certificates of deposit	5,104	18	(2)	5,120
Total investments	$45,186	$86	$(16)	$45,256

As of September 30, 2012 and December 31, 2011, all short-term investments had maturity dates of less than one year. As of September 30, 2012 and December 31, 2011, all long-term investments had maturity dates between one and two years.

4. Fair Value Measurements

          A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities;

•

Level 2 Inputs – quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

•	Level 3 Inputs – unobservable inputs reflecting the Company’s own assumptions in measuring the asset or liability at fair value.

          The fair values of the Company’s financial assets measured on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements at the Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$5,738	$1,508	$4,230	$—
Certificates of deposit	11,504	—	11,504	—
Long-term investments:
Certificates of deposit	21	—	21	—
Financing commitment asset	6,814	—	—	6,814
Total assets	$24,077	$1,508	$15,755	$6,814

(in thousands)	Fair Value Measurements at the Reporting Date Using
	December31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government agencies	$19,753	$756	$18,997	$—
Certificates of deposit	16,601	—	16,601	—
Long-term investments:
U.S. government agencies	3,782	1,522	2,260	—
Certificates of deposit	5,120	—	5,120	—
Total assets	$45,256	$2,278	$42,978	$—

          Level 2 securities are priced using quoted market prices and other observable market inputs for similar securities or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy. See note 7 for more information regarding the Company’s financing commitment asset.

          The table below provides a reconciliation of the financing commitment asset measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended September 30, 2012.

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Nine Months Ended September 30, 2012
Balance at December 31, 2011	$—
Initial value of financing commitment asset	3,935
Change in value of financing commitment asset reported in other income (expense)	2,879
Balance at September 30, 2012	$6,814

          Carrying amounts of certain of the Company’s financial instruments, including accounts receivable and other accrued liabilities approximate fair value due to their short maturities or market rates of interest.

5. Inventory

          Inventory consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011
Raw materials	$4,965	$3,051
Work-in-process	920	866
Finished goods	18,677	15,612
Total inventory	$24,562	$19,529

During the quarter ended September 30, 2012, the Company increased its inventory reserve by $3.1 million, or $(0.07) per basic and diluted share, for excess hip implant inventory. The $3.1 million inventory valuation adjustment was charged to cost of revenue – procedures in the condensed statement of operations. Inventory valuation reserves are determined based on the Company’s assessment of the demand for its products and the on hand quantities of inventory. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products and technical obsolescence, future valuation adjustments of the Company’s inventory may occur.

6. Commitments and Contingencies

Purchase Commitments

          At September 30, 2012, the Company was committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $11.3 million.

Legal Proceedings

          In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The court consolidated the Harrison and Parker complaints and appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System to serve as co-lead plaintiffs. In September 2012, the co-lead plaintiffs filed an amended complaint that expanded the proposed class period through July 9, 2012. The amended complaint alleges the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the Company’s financial guidance for 2012 that artificially inflated the Company’s stock price. The amended complaint seeks an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. In October 2012, the Company, Dr. Ferré, and Mr. LaPorte filed a motion to dismiss the amended complaint in its entirety. The court has not ruled on that motion.

          Additionally, in June and July 2012, four shareholder derivative complaints were filed against the Company, as nominal defendant, and its board of directors, as well as Dr. Ferré and, in two cases, Mr. LaPorte. Those complaints allege that the Company’s directors and certain officers violated their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing the Company to make misrepresentations or omissions that exposed the Company to the Harrison and Parker class actions and damaged the Company’s goodwill.

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on any motions to dismiss filed or to be filed in the Harrison and Parker class actions.

          The two other actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In Re MAKO Surgical Corp.Derivative Litig., Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleges that MAKO’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint seeks an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve MAKO’s corporate governance and internal procedures. On October 31, 2012, MAKO and the individual defendants each filed motions to dismiss the consolidated complaint. The court has not ruled on those motions.

          The Company has accrued $500,000 as of September 30, 2012 to cover the insurance deductible for the Company’s directors and officers insurance policies.

Contingencies

          The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced in the paragraph below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.

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

7. Credit Facility

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

          Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of the Company’s assets excluding only the Company’s intellectual property assets. Accrued interest is payable quarterly in cash. The Company has the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, the Company is required to pay Deerfield a fee of $1.0 million (the “Facility Fee”). The Company is accruing the Facility Fee to expense in other income (expense), net in the condensed statement of operations through the Draw Period, or until the Company draws down under the Facility Agreement, at which time any previous expense recognized would be reversed. As of September 30, 2012, the Company has not drawn any amounts under the Facility Agreement.

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

          As noted above, in exchange for the Financing Commitment, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $27.70 per share. As of September 30, 2012, all 275,000 warrants were outstanding and exercisable. Prior to the amendment of the Facility Agreement on June 28, 2012, the warrants were considered a derivative due to certain provisions in the Facility Agreement. As amended, the warrants qualified for permanent treatment as equity and are classified as additional paid-in capital on the condensed balance sheet. The initial fair value of the warrants on May 7, 2012, was $3.9 million and the value of the warrants on June 28, 2012 was $3.6 million. The $325,000 change in the fair value of the warrants from May 7, 2012 to June 28, 2012 was recorded as income in other income (expense), net in the condensed statement of operations.

          The Financing Commitment is classified as a current asset on the condensed balance sheet and is considered a derivative as the Company can put additional warrants and debt to Deerfield. The Financing Commitment will be revalued each subsequent balance sheet date until the Draw Period expires or all amounts have been drawn under the Facility Agreement, with any changes in the fair value between reporting periods recorded in other income (expense), net in the condensed statement of operations. The initial fair value of the Financing Commitment on May 7, 2012, was $3.9 million and the fair value of the Financing Commitment on September 30, 2012 was $6.8 million. The $3.1 million and $2.9 million change in the fair value of the Financing Commitment for the three and nine months ended September 30, 2012, respectively, was recorded as income in other income (expense), net in the condensed statement of operations.

          In addition, the Company capitalized issuance costs of $153,000 related to the Facility Agreement. These costs are being amortized to expense in other income (expense), net in the condensed statement of operations using the straight-line method through the Draw Period.

          The warrants to purchase 275,000 shares of the Company’s common stock were valued as of June 28, 2012 using a Monte Carlo simulation model with the following assumptions: expected life of 6.86 years, risk free rate of 1.05%, expected volatility of 63.54% and no expected dividend yield. The value of the Financing Commitment was determined using Level 3 inputs, or significant unobservable inputs. The value of the Financing Commitment at September 30, 2012 was determined by estimating the value of being able to borrow $50 million at a 6.75% interest rate (the “Loan Value”) net of the estimated value of the additional 700,000 warrants to be issued upon borrowing. The Loan Value was discounted using a market yield of 20%. The estimated value of the additional warrants to be issued was valued using a Monte Carlo simulation model with the following assumptions: expected life of 7.0 years, risk free rate of 1.08%, expected volatility of 71.77% and no expected dividend yield. The most significant unobservable input in estimating the value of the Financing Commitment was the 20% market yield. A 100 basis point change in the market yield input could change the value of the Financing Commitment by approximately $1.0 million. The warrants and Financing Commitment on May 7, 2012 were valued using a methodology similar to the methodology discussed above.

          Each warrant issued under the Facility Agreement expires on the seventh anniversary of its issuance and contains certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it exceeding 9.985% of the total number of shares of the Company’s common stock then issued and outstanding.

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

8. Stockholders’ Equity

Preferred Stock

          As of September 30, 2012 and December 31, 2011, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of September 30, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

Common Stock

          As of September 30, 2012 and December 31, 2011, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

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

          During the three months ended September 30, 2012 and 2011, stock-based compensation expense was $4.3 million and $2.5 million, respectively. Included within stock-based compensation expense for the three months ended September 30, 2012 were $3.7 million related to stock option grants, $400,000 related to restricted stock grants, and $190,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan. Of the $3.7 million of stock-based compensation related to stock option grants, $1.1 million was due to the accelerated vesting of unvested stock options upon the resignation of the Company’s former Senior Vice President of Sales and Marketing in accordance with the terms of his employment agreement. During the nine months ended September 30, 2012 and 2011, stock-based compensation expense was $10.4 million and $7.4 million, respectively. Included within stock-based compensation expense for the nine months ended September 30, 2012 were $8.8 million related to stock option grants (including $1.1 million for accelerated vesting of stock options as previously discussed), $1.2 million related to restricted stock grants, and $463,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	469	4,753	$11.06
Shares reserved	1,676	—	—
Restricted stock issued	(6)	—	—
Net shares settled under the 2008 Plan	8	—	—
Options granted	(1,230)	1,230	34.85
Options exercised	—	(466)	9.18
Options forfeited under the 2004 Plan	—	(1)	11.12
Options forfeited under the 2008 Plan	120	(120)	18.54
Balance at September 30, 2012	1,037	5,396	$16.48

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2012, there was total unrecognized compensation cost of $23.8 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.7 years as of September 30, 2012.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.91% - 1.40%	1.34% - 2.92%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	47.52% - 48.62%	48.55% - 50.12%

          During the nine months ended September 30, 2012, 4,556 shares of common stock were surrendered by the CEO to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted to the CEO. As of September 30, 2012, 1,062,109 shares of restricted stock granted to the CEO were issued and outstanding.

Warrants

          In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of September 30, 2012, 194,059 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of September 30, 2012, 598,741 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of September 30, 2012, 143,157 warrants were outstanding and exercisable.

          In May 2012, the Company issued warrants to purchase 275,000 shares of common stock at an exercise price of $27.70 per share. These warrants became exercisable on May 7, 2012 and have a seven-year term. As of September 30, 2012, all warrants were outstanding and exercisable.

9. Income Taxes

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

10. Subsequent Event

On November 7, 2012, the Company entered into the Second Amendment to Strategic Alliance Agreement (the “Second Amendment”) with Pipeline Biomedical Holdings, Inc. (“Pipeline”). In connection with the execution of the Second Amendment, the Company entered into a Subscription Agreement with Pipeline under which the Company will issue and deliver to Pipeline unregistered shares of the Company’s common stock on or about November 12, 2012 (the “Closing Date”) as an investment in Pipeline. The number of shares of common stock the Company will deliver on the Closing Date will have an aggregate fair market value equal to $7,000,000 based on the average closing price of MAKO’s common stock for the five trading days up to and including the Closing Date. In exchange for its investment in Pipeline, the Company received a credit pursuant to the commercial arrangement between the parties and shares of Pipeline common stock that are subject to redemption and conversion into an exclusive, limited distribution rights agreement for certain Pipeline technology in certain instances.

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

•	unanticipated changes in the timing of the sales cycle for our products or the vetting process undertaken by prospective customers;

•	changes in competitive conditions and prices in our markets;

•	delays in our product development cycles;

•	unanticipated issues relating to intended product launches;

•	decreases in sales of our principal product lines;

•	decreases in utilization of our principal product lines or in procedure volume;

•	the effects of Hurricane Sandy;

•	increases in expenditures related to increased or changing governmental regulation or taxation of our business, both nationally and internationally;

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

          We have incurred net losses in each year since our inception and, as of September 30, 2012, we had an accumulated deficit of $215.8 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty, including our MAKOplasty total hip arthroplasty application, or MAKOplasty THA application, that we commercially launched in September 2011, and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

          Recent business events and key milestones in the development of our business include the following:

          • During the nine month period ended September 30, 2012, we sold 30 RIO systems, comprised of 28 domestic commercial sales, one international commercial sale and one international demonstration sale, and fourteen MAKOplasty THA applications to existing customers. We deferred recognition of the international demonstration sale as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of September 30, 2012. As of September 30, 2012, our worldwide commercial installed base was 141 systems and our domestic commercial installed base was 138 systems, of which 85 systems, or 60% of our worldwide commercial installed base, have the MAKOplasty THA application.

• A total of 7,300 MAKOplasty procedures were performed worldwide during the nine month period ended September 30, 2012, representing a 56% increase over the same period in 2011.

• In October 2012, we announced the commercial availability of our RESTORIS PST Cup and Tapered Femoral Stem implant system for use with our MAKOplasty THA application.

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

          The generation of recurring revenue through sales of our implants, disposable products and warranty service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of our RIO system to generate recurring sales of implants and disposable products and as we expand our RIO applications and implant product offerings, including our MAKOplasty THA application.

Cost of Revenue

          Cost of revenue primarily consists of the direct costs associated with the manufacture of RIO systems, implants and disposable products for which revenue has been recognized in accordance with our revenue recognition policy. Costs associated with providing services are expensed as incurred. Cost of revenue also includes the allocation of manufacturing overhead costs, freight, royalties related to the sale of products covered by licensing arrangements and valuation adjustments for obsolete, impaired or excess inventory.

          During the quarter ended September 30, 2012, we increased our inventory reserve by $3.1 million, or $(0.07) per basic and diluted share, for excess hip implant inventory. The hip implant inventory consisted primarily of RESTORIS Metafix femoral stems (an off-the-shelf hip implant system) and was reserved primarily due to (1) a higher than anticipated volume of cup only THA procedures performed since the commercial launch of our MAKOplasty THA application in September 2011, or the Initial Hip Launch, and (2) based on the limited certainty at the time of the Initial Hip Launch with respect to the timing of commercialization of future hip implant systems we sought to ensure we had an adequate supply of hip implant inventory available.

          We anticipate the volume of cup only THA procedures relative to all THA procedures will decline in the future following the commercialization of our MAKO-branded RESTORIS PST Cup and Tapered Femoral Stem implant system supplied by Pipeline Orthopedics, which occurred in October 2012. The $3.1 million inventory valuation adjustment was charged to cost of revenue – procedures in the condensed statement of operations.

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses consist primarily of expenses relating to compensation, including stock-based compensation and benefits, and compensation for sales, marketing, training, clinical research, operations, regulatory, quality, finance, legal, executive, and administrative personnel. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, depreciation on loaned implant instrumentation to customers, and recruiting and other human resources expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of employees and activities necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees and activities necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

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

Critical Accounting Policies

          There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2012 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2011.

Results of Operations for the three and nine months ended September 30, 2012 and 2011, respectively

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change	% of Change	2012	2011	Change	% of Change
Revenue:
Procedures	$12,042	$9,108	$2,934	32%	$36,622	$23,251	$13,371	58%
Systems	14,413	9,315	5,098	55%	28,467	24,153	4,314	18%
Service	2,722	1,591	1,131	71%	7,402	4,215	3,187	76%
Total revenue	29,177	20,014	9,163	46%	72,491	51,619	20,872	40%
Cost of revenue:
Procedures	6,226	2,484	3,742	151%	12,001	5,998	6,003	100%
Systems	5,453	3,973	1,480	37%	10,697	9,499	1,198	13%
Service	295	378	(83)	(22%)	1,127	911	216	24%
Total cost of revenue	11,974	6,835	5,139	75%	23,825	16,408	7,417	45%
Gross profit	17,203	13,179	4,024	31%	48,666	35,211	13,455	38%
Operating costs and expenses:
Selling, general and administrative	20,258	16,533	3,725	23%	59,330	48,479	10,851	22%
Research and development	4,973	5,054	(81)	(2%)	15,071	14,263	808	6%
Depreciation and amortization	1,323	1,177	146	12%	3,867	3,129	738	24%
Total operating costs and expenses	26,554	22,764	3,790	17%	78,268	65,871	12,397	19%
Loss from operations	(9,351)	(9,585)	234	(2%)	(29,602)	(30,660)	1,058	(3%)
Other income (expense), net	2,842	(51)	2,893	(5,673%)	2,867	161	2,706	1,681%
Loss before income taxes	(6,509)	(9,636)	3,127	(32%)	(26,735)	(30,499)	3,764	(12%)
Income tax expense	45	19	26	137%	84	60	24	40%
Net loss	$(6,554)	$(9,655)	$3,101	(32%)	$(26,819)	$(30,559)	$3,740	(12%)

Revenue

          Revenue was $29.2 million for the three months ended September 30, 2012, compared to $20.0 million for the three months ended September 30, 2011. The increase in revenue of $9.2 million, or 46%, was primarily due to a $2.9 million, or 32%, increase in procedure revenue, a $5.1 million, or 55%, increase in RIO system revenue and a $1.1 million, or 71%, increase in service revenue.

          The $2.9 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the three months ended September 30, 2012 to 2,413 as compared to 1,813 during the three months ended September 30, 2011. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average selling price per procedure.

          The $5.1 million increase in RIO system revenue was attributable to the recognition of $14.4 million of revenue during the three months ended September 30, 2012 from fifteen commercial unit sales of our RIO system, eleven of which included MAKOplasty THA applications, and three of which were MAKOplasty THA application sales to existing customers, as compared to the recognition of $9.3 million of revenue from eleven commercial unit sales of our RIO system and twelve MAKOplasty THA application sales during the three months ended September 30, 2011. RIO system revenue for the three months ended September 30, 2012 was reduced by $2.2 million for the deferral of system revenue primarily related to the first year warranty and maintenance services provided by MAKO, as compared to the deferral of $774,000 during the three months ended September 30, 2011. This deferred revenue will be recognized in accordance with our revenue recognition policy. Revenues deferred for warranty and maintenance services will be recognized in service revenue over the period warranty and maintenance services are performed, which is generally twelve months.

          The $1.1 million increase in service revenue was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance.

          Revenue was $72.5 million for the nine months ended September 30, 2012, compared to $51.6 million for the nine months ended September 30, 2011. The increase in revenue of $20.9 million, or 40%, was primarily due to a $13.4 million, or 58%, increase in procedure revenue, a $4.3 million, or 18%, increase in RIO system revenue and a $3.2 million, or 76%, increase in service revenue.

          The $13.4 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the nine months ended September 30, 2012 to 7,300 as compared to 4,674 during the nine months ended September 30, 2011. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems, increase in average monthly utilization per system and relatively consistent average selling price per procedure.

          The $4.3 million increase in RIO system revenue was attributable to the recognition of $28.5 million of revenue from twenty-nine commercial unit sales of our RIO system, including one international commercial sale and twenty-two of which included MAKOplasty THA applications, and fourteen MAKOplasty THA application sales to existing customers during the nine months ended September 30, 2012, as compared to the recognition of $24.2 million of revenue from thirty commercial unit sales of our RIO system during the nine months ended September 30, 2011, including two international commercial sales, and twelve MAKOplasty THA application sales to existing customers. RIO system revenue for the nine months ended September 30, 2012 was reduced by $4.2 million for the deferral of system revenue primarily related to the first year warranty and maintenance services provided by MAKO, as compared to the deferral of $2.2 million during the nine months ended September 30, 2011. Revenues deferred for warranty and maintenance services will be recognized in service revenue over the period warranty and maintenance services are performed, which is generally twelve months. In addition to the twenty-nine commercial unit sales of our RIO system, we had one international demonstration unit sale of our RIO system during the nine months ended September 30, 2012, for which we deferred revenue recognition due to a contingent obligation to reimburse the distributor for the costs it incurs in the regulatory process should the agreement be terminated prior to the distributor obtaining regulatory approval.

          The $3.2 million increase in service revenue was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance.

          We expect our revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases, the unit sales of our RIO system increase, and the installed base of RIO systems covered under warranty and maintenance increases.

Cost of Revenue and Gross Profit

          Cost of revenue was $12.0 million for the three months ended September 30, 2012, compared to $6.8 million for the three months ended September 30, 2011. The increase in cost of revenue of $5.1 million, or 75%, was primarily due to an increase in MAKOplasty procedures performed, an increase in the number of RIO system sales and a $3.1 million inventory valuation adjustment of excess hip implant inventory as discussed in “Factors That May Influence Future Results of Operations” above during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

          Cost of revenue was $23.8 million for the nine months ended September 30, 2012, compared to $16.4 million for the nine months ended September 30, 2011. The increase in cost of revenue of $7.4 million, or 45%, was primarily due to an increase in MAKOplasty procedures performed, an increase in the number of MAKOplasty THA application sales, the $3.1 million inventory valuation adjustment of excess hip implant inventory as discussed in “Factors That May Influence Future Results of Operations” above, and an increase in service cost of revenue, which was attributable to an increase in the installed base of RIO systems covered under warranty and maintenance during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

          We expect our cost of revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases, the unit sales of our RIO system and applications increase, and the installed base of RIO systems covered under warranty and maintenance increases.

          Gross profit for the three months ended September 30, 2012 was $17.2 million compared to a gross profit of $13.2 million for the three months ended September 30, 2011. Total gross margin for the three months ended September 30, 2012 was 59%, including a 48% margin on procedure revenue, a 62% margin on RIO system revenue and an 89% margin on service revenue compared to a gross margin of 66% for the three months ended September 30, 2011, including a 73% margin on procedure revenue, a 57% margin on RIO system revenue and a 76% margin on service revenue. The decrease in margin on procedure revenue was primarily attributable to the $3.1 million inventory valuation adjustment of excess hip implant inventory as discussed in “Factors That May Influence Future Results of Operations” above, an increase in Total Hip Arthroplasty procedures, which have a lower margin than Partial Knee Arthroplasty procedures, and an increase in international procedures, which have a lower margin than domestic procedures. Total Hip Arthroplasty procedures and international procedures represented 16% of procedures performed during the three months ended September 30, 2012 compared to 8% for the three months ended September 30, 2011. Excluding the $3.1 million inventory valuation adjustment, the margin on procedures would have been 74% for the three months ended September 30, 2012. The increase in margin on RIO system revenue was primarily attributable to a higher average selling price for RIO systems during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in margin on service revenue was primarily attributable to a reduction in the frequency of planned preventative maintenance visits as our RIO platform has matured.

          Gross profit for the nine months ended September 30, 2012 was $48.7 million compared to a gross profit of $35.2 million for the nine months ended September 30, 2011. Total gross margin for the nine months ended September 30, 2012 was 67%, including a 67% margin on procedure revenue, a 62% margin on RIO system revenue and an 85% margin on service revenue compared to a gross margin of 68% for the nine months ended September 30, 2011, including a 74% margin on procedure revenue, a 61% margin on RIO system revenue and a 78% margin on service revenue. The decrease in margin on procedure revenue was primarily attributable to the $3.1 million inventory valuation adjustment of excess hip implant inventory as discussed in “Factors That May Influence Future Results of Operations” above, an increase in Total Hip Arthroplasty procedures, which have a lower margin than Partial Knee Arthroplasty procedures, and an increase in international procedures, which have a lower margin than domestic procedures. Excluding the $3.1 million inventory valuation adjustment, the margin on procedures would have been 76% for the nine months ended September 30, 2012. The margin on RIO system revenue for the nine months ended September 30, 2012 was consistent with the margin on RIO system revenue for the nine months ended September 30, 2011. The increase in margin on service revenue was primarily attributable to a reduction in the frequency of planned preventative maintenance visits as our RIO platform has matured.

Selling, General and Administrative

          Selling, general and administrative expense for the three and nine months ended September 30, 2012 were $20.3 million and $59.3 million, respectively, compared to $16.5 million and $48.5 million for the three and nine months ended September 30, 2011. The increase of $3.7 million, or 23%, for the three months ended September 30, 2012 and $10.9 million, or 22%, for the nine months ended September 30, 2012, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 380 as of September 30, 2011 to 449 as of September 30, 2012. Of the 69 employee increase, 29 were in sales and marketing. Selling, general and administrative expense for the three and nine months ended September 30, 2012 included $3.7 million and $8.7 million, respectively, of stock-based compensation expense compared to $2.1 million and $6.3 million for the three and nine months ended September 30, 2011. The increase in stock-based compensation expense was primarily due to additional option grants made in 2012 and 2011 combined with an increase in the price of our common stock at the time of the respective grants and to $1.1 million of stock-based compensation recognized for the accelerated vesting of options occurring upon the resignation of our Senior Vice President of Sales and Marketing on July 17, 2012. We have historically issued annual stock option grants to our employees during the first quarter of the year. We expect our selling, general and administrative expenses to continue to increase substantially due to our planned increase in the number of employees and sales and training programs necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increased number of employees, facilities and operating costs necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

Research and Development

          Research and development expense for the three and nine months ended September 30, 2012 was $5.0 million and $15.1 million, respectively, compared to $5.1 million and $14.3 million for the three and nine months ended September 30, 2011. The decrease of $81,000, or 2%, for the three months ended September 30, 2012 was primarily due to timing of research and development activities. The increase of $808,000, or 6%, for the nine months ended September 30, 2012 was primarily due to an increase in research and development activities associated with on-going development of our RIO system and applications, our RESTORIS family of implant systems, and potential future products. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Depreciation and Amortization

          Depreciation and amortization expense for the three and nine months ended September 30, 2012 was $1.3 million and $3.9 million, respectively, compared to $1.2 million and $3.1 million for the three and nine months ended September 30, 2011. The increase of $146,000, or 12%, for the three months ended September 30, 2012 and $738,000, or 24%, for the nine months ended September 30, 2012 was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2011 and 2012 due to the growth in our business and operational activities necessary to support such growth.

Other income (expense), net

          Other income (expense), net for the three and nine months ended September 30, 2012 was $2.8 million of income and $2.9 million of income, respectively, compared to $51,000 of expense and $161,000 of income for the three and nine months ended September 30, 2011. The increase of $2.9 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, was primarily due to non-cash income recognized under the Credit Facility as discussed in Note 6 to the Financial Statements, which was partially offset by lower interest earned during 2012 due to lower average cash, cash equivalents and investments balances for the three and nine months ended September 30, 2012 compared to the same periods of 2011.

Income Taxes

          No federal income taxes were recognized for the three and nine months ended September 30, 2012 and 2011, due to net operating losses in each period. State and local income taxes for the three and nine months ended September 30, 2012 were $45,000 and $84,000, respectively, compared to $19,000 and $60,000 for the three and nine months ended September 30, 2011. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the three and nine months ended September 30, 2012 and 2011, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Nine months ended September 30,
	2012	2011	Change	% of Change
Net cash used in operating activities	$(27,683)	$(22,156)	$(5,527)	25%
Net cash provided by investing activities	20,264	1,214	19,050	1,569%
Net cash provided by financing activities	5,161	2,244	2,917	130%
Net decrease in cash and cash equivalents	$(2,258)	$(18,698)	$16,440	(88%)

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of September 30, 2012, we had an accumulated deficit of $215.8 million and have financed our operations principally through the sale of our equity securities.

          As of September 30, 2012, we had $28.4 million in cash, cash equivalents and investments. Our cash and investment balances are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

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

          Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of our assets excluding only our intellectual property assets. Accrued interest is payable quarterly in cash. We have the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, we are required to pay Deerfield a fee of $1.0 million. As of September 30, 2012, we have not drawn any amounts under the Facility Agreement.

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by non-cash items, such as depreciation and amortization, stock-based compensation, and the inventory valuation adjustment as discussed in “Factors That May Influence Future Results of Operations” above. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the nine months ended September 30, 2012 are $10.6 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and the commercial launch of our MAKOplasty THA application and $5.3 million of decreases to accrued compensation and employee benefits, which were partially offset by $3.2 million of increases to deferred revenue primarily related to the first year warranty and maintenance services provided by MAKO. Included in changes in operating assets and liabilities for the nine months ended September 30, 2011 are $9.8 million of increases to inventory necessitated by increased sales of RIO systems and implants and disposable products and the commercial launch of our MAKOplasty THA application and hip implant systems, and $1.9 million of decreases to accrued compensation and employee benefits due primarily to the payment of 2010 year-end bonuses and commissions. This was partially offset by $3.3 million of increases to accounts payable and $2.7 million of increases to other accrued liabilities.

Net Cash Provided by Investing Activities

          Net cash provided by investing activities for the nine months ended September 30, 2012 was primarily attributable to proceeds of $30.8 million from sales and maturities of investments, which was partially offset by the purchase of investments of $3.2 million and purchases of property and equipment of $7.3 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and the growth in our business. Net cash provided by investing activities for the nine months ended September 30, 2011 was primarily attributable to proceeds of $41.2 million from sales and maturities of investments, which was partially offset by the purchase of investments of $30.6 million and purchases of property and equipment of $8.1 million due to the growth in our business, the expansion of our facilities and instrumentation required for the commercial launch of the MAKOplasty THA application and hip implant systems.

Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the nine months ended September 30, 2012 and 2011 was primarily attributable to proceeds received under our employee stock purchase plan of $1.3 million and $798,000, respectively, and to proceeds received on the exercise of stock options and warrants of $4.0 million and $2.4 million, respectively.

Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for at least the next two years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and MAKOplasty applications, including our MAKOplasty THA application, and our implant systems, continue research and development of existing and future products, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RIO system and implant systems, and introducing other potential future applications including our MAKO-branded RESTORIS PST Cup and Tapered Femoral Stem implant system, which we commercially released in October 2012.

          In executing our current business plan, we believe our cash, cash equivalents and investment balances as of September 30, 2012, and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on our available credit facility, or modify our current business plan. The sale of additional equity, the issuance of warrants in connection with a draw on our credit facility or the sale of convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

Contractual Obligations

          At September 30, 2012, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $11.3 million.

          Other than as described above and scheduled payments through September 30, 2012, there have been no significant changes in our contractual obligations during the nine months ended September 30, 2012 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

          Disclosure Controls and Procedures.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

          There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The court consolidated the Harrison and Parker complaints and appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System to serve as co-lead plaintiffs. In September 2012, the co-lead plaintiffs filed an amended complaint that expanded the proposed class period through July 9, 2012. The amended complaint alleges the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the Company’s financial guidance for 2012 that artificially inflated the Company’s stock price. The amended complaint seeks an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. In October 2012, the Company, Dr. Ferré, and Mr. LaPorte filed a motion to dismiss the amended complaint in its entirety. The court has not ruled on that motion.

          Additionally, in June and July 2012, four shareholder derivative complaints were filed against the Company, as nominal defendant, and its board of directors, as well as Dr. Ferré and, in two cases, Mr. LaPorte. Those complaints allege that the Company’s directors and certain officers violated their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing the Company to make misrepresentations or omissions that exposed the Company to the Harrison and Parker class actions and damaged the Company’s goodwill.

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on any motions to dismiss filed or to be filed in the Harrison and Parker class actions.

          The two other actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In Re MAKO Surgical Corp.Derivative Litig., Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleges that MAKO’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint seeks an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve MAKO’s corporate governance and internal procedures. On October 31, 2012, MAKO and the individual defendants each filed motions to dismiss the consolidated complaint. The court has not ruled on those motions.

ITEM 1A. RISK FACTORS.

          There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

          The following table summarizes the surrenders of the Company’s common stock during the three month period ended September 30, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
July 1 to 31, 2012	—	$—	—	$—
August 1 to 31, 2012	10,846	15.71	—	—
September 1 to 30, 2012	—	—	—	—
	10,846	$15.71	—	$—

(1)	Represents the surrender of shares of common stock of the Company to pay the exercise price associated with the exercise of warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable

ITEM 5. OTHER INFORMATION.

          Not applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Subscription Agreement, dated November 7, 2012, by and between MAKO Surgical Corp. and Pipeline Biomedical Holdings, Inc.
4.2

Registration Rights Agreement, dated November 7, 2012, by and between MAKO Surgical Corp. and Pipeline Biomedical Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K as filed on November 7, 2012)

10.1	2012 MAKOplasty Bonus Plan for Ivan Delevic (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on October 3, 2012)
10.2	Form of Incentive Stock Option Agreement related to the 2008 Omnibus Incentive Plan
10.3	Form of Non-Qualified Stock Option Agreement related to the 2008 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: November 8, 2012	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte
Senior Vice President of Finance and
Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Subscription Agreement, dated November 7, 2012, by and between MAKO Surgical Corp. and Pipeline Biomedical Holdings, Inc.
4.2

Registration Rights Agreement, dated November 7, 2012, by and between MAKO Surgical Corp. and Pipeline Biomedical Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K as filed on November 7, 2012)

10.1	2012 MAKOplasty Bonus Plan for Ivan Delevic (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on October 3, 2012)
10.2	Form of Incentive Stock Option Agreement related to the 2008 Omnibus Incentive Plan
10.3	Form of Non-Qualified Stock Option Agreement related to the 2008 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements