Form 10-K
period 2012-12-31
MAKO Surgical Corp.
filed 2013-02-28
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company) ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

          The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $820,591,868 (based on a closing price of $25.61 per share on The NASDAQ Global Market as of such date).

          As of February 21, 2013, the registrant had outstanding 47,216,722 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive proxy statement for the 2013 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K when filed with the Securities and Exchange Commission.

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

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements related to:

•	the nature, timing and number of planned new product introductions;

•	market acceptance of MAKOplasty, including our RIO® Robotic Arm Interactive Orthopedic system, or RIO, joint specific applications for the knee and hip, and our RESTORIS family of implant systems;

•	the effect of anticipated changes in the size, health and activities of population on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market segments;

•	our ability and intent to expand into international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability from third parties, including single source suppliers, of development services and implants for and components of our RIO;

•	the viability of maintaining our licensed intellectual property or our ability to obtain additional licenses necessary to our growth;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of newly launched products and products currently being developed;

•	the ability to implement new technologies successfully;

•	our ability to sustain, and our goals for, sales and earnings growth, including projections regarding RIO system installations and post-installation system utilization;

•	our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities;

•	our compliance with domestic and foreign regulatory requirements, including Medical Device Reporting requirements and other required reporting to the United States Food and Drug Administration;

•	the stability of certain domestic and foreign economic markets;

•	the impact of anticipated changes in the U.S. healthcare industry and the medical device industry and our ability to react to and capitalize on those changes;

•	future declarations of cash dividends; and

•	the impact of any managerial changes.

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

•	changes in general economic conditions and credit conditions;

•	changes in the availability of capital and financing sources for our company and our customers;

•	unanticipated changes in the timing of the sales cycle for our products or the vetting process undertaken by prospective customers;

•	changes in competitive conditions and prices in our markets;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs and availability of raw materials and labor;

•	changes in other significant operating expenses;

•	unanticipated issues relating to intended product launches;

•	decreases in sales of our principal product lines;

•	slowdowns, delays, or inefficiencies in our product research and development efforts;

•	decreases in utilization of our principal product line or in procedure volume;

•	increases in expenditures related to increased or changing governmental regulation or taxation of our business, both nationally and internationally;

•	the impact of the United States healthcare reform legislation enacted in March 2010 on hospital spending, reimbursement, and the taxing of medical device companies;

•	unanticipated changes in reimbursement to our customers for our products;

•

unanticipated issues in complying with domestic or foreign regulatory requirements related to MAKO’s current products, including initiating and communicating product actions or product recalls and meeting Medical Device reporting requirements and other requirements of the United States Food and Drug Administration, or securing regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	developments adversely affecting our potential sales activities outside the United States;

•	increases in cost containment efforts by group purchasing organizations;

•	loss of key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining a direct sales force and building a distributor network;

•	unanticipated issues related to, or unanticipated changes in or difficulties associated with, the recruitment of agents and distributors of our products;

•	any unanticipated impact arising out of the securities class action or any other litigation, inquiry, or investigation brought against us; and

•	unanticipated intellectual property expenditures required to develop, market, protect, and defend our products.

          We caution you not to place undue reliance on these forward-looking statements, as they speak only as of the date they were made. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

Overview

          We are an emerging medical device company that markets our advanced robotic arm solution, joint specific applications for the knee and hip, and orthopedic implants for orthopedic procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific, osteoarthritic disease.

          MAKOplasty is performed using our proprietary RIO® Robotic Arm Interactive Orthopedic system, or RIO. The RIO is a technology platform that utilizes tactile guided robotic arm technology and patient specific planning and visualization to offer consistently reproducible precision to surgeons. The RIO is currently used to treat early to mid-stage osteoarthritic knee disease and osteoarthritic hip disease. We believe that the RIO has the potential to serve as a platform for applications for other orthopedic procedures beyond partial knee and hip and that MAKOplasty has the potential to empower physicians to address the needs of the large and growing, yet underserved, population of patients with joint disease who desire a restoration of quality of life and reduction of pain, but for whom current surgical treatments are not appropriate or desirable.

          We currently offer MAKOplasty Partial Knee Arthroplasty, or MAKOplasty PKA, and MAKOplasty Total Hip Arthroplasty, or MAKOplasty THA. Unlike conventional total knee replacement surgery, which requires extraction and replacement of the entire joint, MAKOplasty PKA enables resurfacing of one or two specific diseased compartments of the joint, preserving significantly more soft tissue and healthy bone of the knee. We believe localized resurfacing can be optimized using the RIO to achieve optimal implant placement and alignment for smaller, more easily inserted implant components. The RIO is used to prepare the knee joint for the insertion and alignment of our proprietary RESTORIS® MCK unicompartmental and bicompartmental knee implant systems through a small incision in a minimally invasive, bone preserving and tissue sparing procedure. Our RESTORIS family of knee implants is designed to enable minimally invasive restoration of one or two of the diseased compartments of the knee joint.

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

          We also offer MAKOplasty THA, a surgical solution that enables orthopedic surgeons to perform total hip arthroplasty with the same potential for consistently reproducible precision, accuracy, and dexterity as MAKOplasty PKA. In the same way that the cutting system of the RIO allows for the precise resection of bone in the knee joint, we believe that surgeons will use the RIO for MAKOplasty THA to accurately plan and prepare the patient’s acetabulum, or hip socket, for the implantation of a replacement cup, and accurately plan and prepare the placement of the femoral stem. During the insertion of the cup implant, the RIO can assist the surgeon in accurately positioning the cup implant at the orientation to the femoral stem implant that was planned by the surgeon on a preoperative computed tomography, or CT, scan. Additionally, the robotic-arm assisted reaming and cup impaction assure accurate placement of the cup at the planned center of rotation and maximize cup fixation. We believe that MAKOplasty THA will allow surgeons to seat these implants according to a plan that is optimized for each patient and at a level of accuracy that we believe is extremely difficult to accomplish manually, resulting in placement of the implants in the optimal position to reduce the chance of dislocation and reduce surface wear.

          A total of 45 new RIO systems were sold worldwide in 2012, bringing the total number of worldwide commercial MAKOplasty sites to 156 and domestic commercial MAKOplasty sites to 151, each as of December 31, 2012. A total of 10,204 MAKOplasty procedures were performed in 2012 and, as of December 31, 2012, approximately 23,000 MAKOplasty procedures had been performed since commercial introduction in June 2006.

          As of February 21, 2013, we have sixty-nine scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: twelve studies are focused on quantifying the accuracy of MAKOplasty procedures; twelve studies are focused on assessing basic clinical and radiographic outcomes; eight studies are focused evaluating the functional and kinematic outcomes of patients; nine studies are focused on supporting implant design and product development; eighteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and ten studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty.

          As of February 21, 2013, we have an intellectual property portfolio of more than 300 U.S. and foreign, owned and licensed, patents and patent applications relating to the areas of computer assisted surgery, robotics, haptics and implants.

          We generate revenue from unit sales of our RIO system, sales of our implants and disposable products and sales of maintenance services.

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

          Compelling demographic trends, such as the growing, aging and more active population and rising obesity rates, are expected to be key drivers in the continued growth of osteoarthritis occurrence. The NIH projects that by 2030, approximately sixty-seven million people in the U.S. will be 65 years or older and will be at high risk of developing osteoarthritis. According to National Health and Nutrition Examination Study, it is estimated that of the U.S. population over the age of 20, approximately 33% was overweight and 42% was obese or seriously obese in 2009-2010. According to The Orthopaedic Industry Annual Report for the year ended December 31, 2011, 22% of the U.S. overweight population and 31% of the U.S. obese population will be diagnosed with some form of osteoarthritis compared to only 16% of the U.S. normal and underweight population.

          For the most severe cases of osteoarthritis, in which patients suffer from extreme pain, reconstructive joint surgery may be required. Reconstructive joint surgery involves the removal of the bone area surrounding the affected joint and the insertion of one or more artificial implants as a replacement for the affected bone. According to The Orthopaedic Industry Annual Report, global sales of joint replacement products in 2011, including knees, hips, elbows, wrists, digits and shoulders, exceeded $13.8 billion, slightly more than 50% of which were attributed to sales in the United States. The Orthopaedic Industry Annual Report also reported that of the over $13.8 billion of global sales of joint replacement products in 2011, $12.78 billion was attributed to knee and hip products. According to Millennium Research Group’s 2012 Report, the U.S. large joint reconstructive implant market (composed of hip and knee implant systems) will grow to approximately $7.2 billion by 2016.

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

The Use of Robotics in Orthopedic Surgical Procedures

          Despite the success of robotic technologies in other medical fields, prior to the introduction of

MAKOplasty only limited applications had been commercialized in the field of orthopedics, although, as further described in the “Competition” section below, we are aware of certain orthopedic robotic development by other companies. Some orthopedic companies have introduced instruments that incorporate additional information like position, force, or mechanical alignment and are marketed as “smart instruments,” but these instruments still require large incisions, trauma to the soft tissue and removal of large portions of the bone to perform the surgical procedure. Orthopedic companies have also introduced computer assisted surgical, or CAS, systems that are designed for use in open procedures. However, while these systems do provide a less invasive means of viewing the anatomical site, their benefits are marginal because, unlike with robotics, they do not improve a surgeon’s ability to execute a consistently reproducible and precise surgical action through a relatively small incision.

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

          Three different studies presented at the 2012 American Association of Hip and Knee Surgeons (Patient Specific Instrumentation Does Not Shorten Surgical Time: A Prospective Randomized Trial, RCT Multicenter Comparison of Primary TKA using Patient Specific versus Conventional Instrumentation, and Patient Specific Instrumentation versus Large Console Computer Assisted Navigation in Total Knee Arthroplasty) showed no significant advantages for patient specific instrumentation over conventional instrumentation or navigation. In particular, these studies found that patient specific instrumentation is unable to reproduce the same degree of alignment accuracy as traditional surgical navigation and exhibited longer surgical times to deliver similar, not superior, alignment to traditional instrumentation.

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

•

Patient Optimized Implant Systems. Because all implants used in MAKOplasty procedures are sized and planned for based on patient-specific anatomical indications, utilizing a preoperative CT scan of the patient’s anatomy, the potential for favorable clinical outcomes is enhanced. We believe that our proprietary knee resurfacing implants allow surgeons to customize a knee resurfacing solution for individual patients facing early to mid-stage osteoarthritis in one or two compartments of the knee joint. Our RESTORIS MCK implant system, which has represented the significant majority of our

MAKOplasty procedure volume, provides for this same choice for medial or lateral unicompartmental disease and allows for the resurfacing of the patellofemoral compartment as well, either independently or in combination with the medial compartment in a bicompartmental MAKOplasty PKA. Similar to our commercialization strategy with knee implant systems, we initially utilized and sold commercially available implant systems for use in performing MAKOplasty THA and, in the fourth quarter of 2012, we commercially released our proprietary hip implant system, the MAKO RESTORIS PST Cup and Tapered Stem implant.

          The comprehensive nature of the MAKOplasty solution also provides hospitals with the implants and disposable products necessary to perform the MAKOplasty procedures. We believe that our complete solution represents a substantial improvement over currently available approaches.

          The figure below illustrates the MAKOplasty solution.

Our Strategy

          Our goal is to continue to drive sales of the RIO system and generate recurring revenue through sales of implants, disposable products and service contracts by establishing MAKOplasty as the preferred surgical procedure for patients with osteoarthritic disease. We believe that we can achieve this objective by working with hospitals and surgeons to demonstrate potential key benefits of MAKOplasty, such as consistently reproducible surgical precision, improved post-operative outcomes and reduced healthcare costs. Our strategy includes the following key elements:

•

Focus on key physicians and thought leaders to encourage adoption of our MAKOplasty solution. We plan to continue to focus our marketing efforts on key orthopedic surgeons who are actively involved in the development and use of innovative orthopedic approaches. We also plan to continue to focus our marketing efforts on the hospitals with which these key surgeons are affiliated and engage them to promote the benefits of MAKOplasty. Our strategy is to convince hospitals that through early adoption of MAKOplasty and acquisition of our RIO system, they can improve their clinical outcomes and, as a result, reinforce their reputations as leading institutions for the treatment of osteoarthritic disease.

•

Drive volume sales of our RESTORIS family of implant systems and disposable products for installed RIO systems. We intend to increase the number of orthopedic surgeons who use our RIO system and work with the hospitals and their surgeons to promote patient education about the benefits of MAKOplasty. Our goal is to increase utilization per RIO system to drive higher volume sales of our RESTORIS family of implant systems and disposable products.

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

•

Deliver consistently reproducible precision to additional orthopedic procedures, including total hip arthroplasty. We believe that the introduction of MAKOplasty THA will increase the overall value proposition for MAKOplasty by enabling surgeons to use the RIO system to perform total hip arthroplasty with the same consistently reproducible precision, accuracy, and dexterity as MAKOplasty

PKA, resulting in the placement of the hip implants in the best position to reduce the chance of dislocation and reduce surface wear. We believe this expansion of our product offerings will facilitate our efforts to increase the number of commercial MAKOplasty sites, the number of orthopedic surgeons who use our RIO system, and the utilization at our existing MAKOplasty sites.

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

          According to the Centers for Disease Control, there are currently more than fifteen million people in the U.S. with osteoarthritis of the knee. The growth of osteoarthritis of the knee among the U.S. population is expected to accelerate as the increasingly active population ages and obesity rates increase. The Orthopaedic Industry Annual Report reports that being overweight significantly increases the risk of developing knee osteoarthritis and that obese women had nearly four times the risk of suffering from osteoarthritis of the knee as non-obese women, and obese men had nearly five times the risk of suffering from osteoarthritis of the knee as non-obese men. As a result of this substantial clinical need, the market for orthopedic knee procedures in the U.S. has experienced tremendous growth over the past decade and is expected to continue to experience growth. According to data compiled by Millennium Research Group, the U.S. knee implant market was approximately $4.1 billion in 2012 and is anticipated to grow to over $4.3 billion in 2016. In addition to the substantial costs of the procedure itself, total knee replacement and resurfacing procedures represent significant incremental costs to the healthcare system. These include costs associated with rehabilitation, medication, hospitalization and, over the long-term, costs incurred as a result of replacements or revisions that may be required due to wear and tear or improper placement.

Current Orthopedic Knee Arthroplasty Approaches

          Arthroplasty options for treating osteoarthritis of the knee have historically been limited to either total knee replacement surgery or knee resurfacing procedures.

          Total Knee Replacement. Currently, most patients who choose to surgically address osteoarthritis of the knee elect to undergo total knee replacement surgery. Millennium Research Group has estimated that 586,400 primary total knee replacement procedures were performed in 2012 in the United States, which represents a 2.2% increase from the estimated 573,900 such procedures performed in 2011 in the United States. Standard total knee replacement is a highly invasive surgical procedure in which a patient’s diseased knee joint is removed and replaced with a manufactured replacement knee joint comprised of several components that attempt to mimic the normal function of the knee joint. The procedure requires a large incision ranging from four to twelve inches to accommodate the complex scaffold of cutting blocks and jigs required to execute the blunt, planar cuts involved in total knee replacement surgery and to prepare the knee for insertion of the large implants. Soft tissue damage is significant in this procedure as the entire knee joint is fully exposed and much of the bone and tissue surrounding it are removed. The bone cuts are also extensive, presenting a large surface area for bone bleeding. The implants are typically manufactured out of metal, ceramic or polymers and have an approximate useful life of between fifteen and twenty years before they usually are revised or replaced.

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

          Partial Knee Resurfacing. Partial knee resurfacing is a less invasive arthroplasty procedure in which only the arthritic region of the knee is removed and a small implant is inserted to resurface the diseased compartment of the knee. Partial knee resurfacing procedures are ideal for patients with early to mid-stage osteoarthritis and are aimed at sparing the healthy bone, cartilage and other soft tissues typically removed in a conventional total knee replacement procedure. These procedures have traditionally been performed manually, requiring a level of training, expertise and precision that significantly exceeds what is required for standard total knee replacement surgery. Millennium Research Group has estimated that 56,800 unicompartmental knee resurfacing procedures were performed in 2012 in the United States, which represents a 1.6% increase from the estimated 55,900 such procedures performed in 2011 in the United States.

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

          According to data from the Centers for Disease Control, there are currently more than 3 million people in the U.S. with osteoarthritis of the hip. As a result of this substantial clinical need, the market for orthopedic hip procedures in the U.S. is expected to experience continued growth. According to data compiled by Millennium Research Group, the U.S. hip implant market was approximately $2.7 billion in 2012 and is anticipated to grow to over $2.8 billion by 2016. In addition to the substantial costs of hip arthroplasty, other treatment options for osteoarthritis of the hip represent significant incremental costs to the healthcare system. These include costs associated with rehabilitation, medication, hospitalization and, over the long-term, costs incurred as a result of replacements or revisions that may be required due to wear or improper placement.

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

OUR PRODUCTS

          MAKOplasty procedures are enabled through our proprietary technology consisting of the following components: our RIO system, our joint specific MAKOplasty applications for the knee and hip, and our RESTORIS family of implant systems.

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

•

Bone Cutting Instruments — The bone cutting instrument is integrated into the tactile robotic arm at the end effector. For MAKOplasty PKA procedures, this instrument is composed of a high speed motor and a component that houses a variety of single use bone cutting tips. The design of the bone cutting instrument allows the surgeon to grip it in a manner similar to holding a pen-like cutting tool, making it easy to manipulate the instrument in the patient’s anatomy. The cutting tip is the disposable end tip of the bone cutting instrument that makes contact with the joint and actually removes the bone for placement of the knee implant in accordance with the pre-operative surgical plan. In combination with our tactile robotic arm, the knee bone cutting instrument enables the smooth precision and accuracy necessary for MAKOplasty PKA procedures. For MAKOplasty THA procedures, the bone cutting instrument is a reamer (similar to a drill) to which hemispherical cutting baskets are attached. Surgeons currently use similar reamers and cutting tools for traditional hip replacement surgery. The tactile robotic arm in conjunction with the reaming instrument makes it possible for the surgeon to accurately and precisely prepare the bone to the pre-operative surgical plan.

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

          The figure below identifies the key components of the RIO system’s patient specific visualization system:

          Patient Specific Visualization System. Our patient specific visualization system is a vital part of our ability to deliver consistently reproducible precision. The surgeon uses our system pre-operatively to plan and intra-operatively to guide the surgical procedure. It consists of the key components identified in the figure above and incorporates the following specifications, features and benefits:

•

Surgical Planning and Execution Software — Our surgical planning and execution joint specific application software, which is integrated into our patient specific visualization system, is used during the pre-operative surgical planning process to visualize and map the exact portion of bone to be removed, define the anatomical boundaries of the tactile “safety zone” and plan the optimal placement and alignment of our implants. During the procedure, the visualization system guides the surgeon through each specific, well defined surgical step and displays in real time each current and planned surgical activity, including soft-tissue balancing. The surgical plan is unique and individualized for each patient.

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

The Current RIO System

          The RIO system, which enables our MAKOplasty PKA application and MAKOplasty THA application, incorporates the following technical features which we believe allow us to expand the breadth of our clinical applications as well as implant offering and provide the benefits of MAKOplasty to more surgeons and patients:

•	high dexterity and range of motion in the robotic arm enabled by the six degrees of freedom in the movement of the robotic arm;

•	increasingly more efficient physical configuration of the patient specific visualization system, robotic arm, customized bone cutting instruments and electronic components;

•

ability to perform a full range of partial knee arthroplasty procedures, including medial unicompartmental knee procedures, lateral compartment knee procedures, isolated patellofemoral knee procedures, and bicompartmental knee procedures, as well as total hip arthroplasty procedures;

•	intelligent implant planning features to aid surgeon efforts to achieve optimal patient specific alignments;

•	intelligence related to operating room workflow and configurations to reduce operating room set up times;

•	modular design of certain components for ease of manufacturability and assembly and to make them more accessible for service repairs; and

•	sophisticated industrial design, including enhanced system ergonomics, and state-of-the art user interface.

          The RIO system is a closed platform, as only our RESTORIS family of implant systems may be effectively used with our RIO system and MAKOplasty applications. In addition, users of the RIO system are contractually required to purchase all implants and disposable products used in MAKOplasty procedures from us.

          We commercially launched the RIO system in the first quarter of 2009. In the third quarter of 2009, we launched version 2.1 of our RIO system, which reflected further refinement of the RIO platform and MAKOplasty PKA application. In the fourth quarter of 2009, we launched version 2.2 of our RIO system, which modified the MAKOplasty PKA application to enable surgeons to treat lateral compartment knee arthritis. We launched version 2.3 of our RIO system in the third quarter of 2010, version 2.4 in the second quarter of 2011, and version 2.5 in the third quarter of 2012, each of which further enhanced the RIO and associated applications to improve functionality, efficiency and ease of use. In the third quarter of 2011, we commercially introduced version 1.0 of our MAKOplasty THA application for the RIO system. We launched version 2.0 of our MAKOplasty THA application in the third quarter of 2012, which enabled the direct anterior approach for the MAKOplasty THA procedure, as well as the use of the MAKO RESTORIS PST Cup and Tapered Stem implant, designed in collaboration with Pipeline Orthopedics, as further described in the “MAKOplasty THA Products - The RESTORIS Family of Hip Implant Systems” section below.

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

          The MAKOplasty knee resurfacing procedure is performed by the surgeon using the surgical planning and execution joint specific application software integrated into our patient specific visualization system. The figure below illustrates an actual MAKOplasty knee resurfacing procedure and the corresponding virtual representation of the MAKOplasty PKA application on the patient specific visualization system.

The RESTORIS Family of Knee Implant Systems

          MAKOplasty PKA employs a knee implant system that is designed for insertion and cementation in a minimally invasive manner. Prior to the development and commercialization of the MAKO-branded, RESTORIS family of knee implant systems in late 2008, we provided our customers with off-the-shelf unicompartmental tibial inlay and tibial onlay implants from third-party suppliers. Currently, we offer the RESTORIS MCK unicompartmental and bicompartmental knee implant system for use with the RIO system and MAKOplasty PKA application.

          The RESTORIS family of knee implant systems allows an orthopedic surgeon to treat early through mid-stage degenerative osteoarthritis of the knee with a modular implant system. We believe that modular components are key to the successful execution of minimally invasive knee surgeries because they can be more easily inserted into the knee joint through smaller incisions than a single, complete device. They can also be positioned independently to better accommodate the specific contours of the patient’s anatomy. Because of the technical design and programming, only the RESTORIS family of knee implant systems may be used effectively with our RIO system and MAKOplasty PKA application.

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

          The RESTORIS MCK unicompartmental and bicompartmental knee implant system offers an implant geometry to support the tissue and bone sparing goals of MAKOplasty PKA. Free from the limitations of manual instrumentation, RESTORIS MCK is designed to accurately mimic human anatomy, providing better coverage of diseased compartments while requiring less bone removal and tissue trauma than with traditional treatments.

          The RESTORIS MCK system, depicted in the figures below, enables surgeons to treat patients suffering from osteoarthritis in any single compartment of the knee joint: the medial (inner), lateral (outer), or patellofemoral (sub-kneecap). The RESTORIS MCK system also enables bicompartmental treatment of the patellofemoral compartment in combination with the medial compartment. Utilizing a modular, bicompartmental system, a surgeon can use the pre- and intra-operative planning software in the RIO system to produce a patient specific implant plan, the result of which is the retention of a greater portion of the knee anatomy than patients treated with a total knee arthroplasty procedure. Surgeons are able to offer inlay and onlay implants medial configurations for both their unicompartmental and bicompartmental procedures. The product offering of the RESTORIS MCK system also features a patellofemoral component (under the kneecap), which is inset into the knee compartment between the medial and lateral (outer) compartments. Additionally, the surgeon has an array of patella “buttons” to affix to the back of the kneecap to replace the worn surface.

RESTORIS MCK Unicondylar Onlay Implant	RESTORIS MCK Patellofemoral Implant and Patella Dome

RESTORIS MCK Unicondylar Onlay Implant Placement	RESTORIS MCK Patellofemoral Implant Placement	RESTORIS MCK Lateral Implant Placement

RESTORIS MCK Bicompartmental Implant	RESTORIS MCK Bicompartmental Implant Placement

MAKOplasty THA Products

MAKOplasty THA application

          We believe our MAKOplasty THA application has the potential to add clinical and economic value in arthroplasty procedures in the hip joint. Our MAKOplasty THA application utilizes the RIO system’s tactile, visual and auditory feedback to assist the surgeon in preparing the acetabulum (hip socket) for optimal placement of the acetabular cup implant and femoral stem. The MAKOplasty THA application allows the surgeon to preoperatively plan the placement of the hip implants on a three dimensional image of a pre-operative CT scan, which we believe results in a plan that is optimized for each patient. The RIO system’s robotic arm then assists the surgeon in preparing the bone accurately to the pre-operative surgical plan, as well as in the positioning of the hip implant, which we believe may potentially decrease the likelihood and severity of implant impingement and dislocation that may result from the potential inaccurate placement of the acetabular cup with standard instrumented method of implant placement, which involves the use of mechanical jigs and visual alignment by the surgeon.

          We believe our MAKOplasty THA application has the potential to provide a surgeon with the same consistently reproducible precision, accuracy, and dexterity as our MAKOplasty PKA application. In the same way that the cutting system of the RIO robotic arm allows for the precise resection of bone in the knee joint, we believe that surgeons will use the robotic arm to accurately plan and prepare the patient’s acetabulum for the cup implant and accurately plan and prepare the placement of the femoral stem. Moreover, unlike in MAKOplasty PKA, during the final insertion of the cup implant, the robotic arm assists the surgeon in positioning the cup at the orientation that was planned by the surgeon preoperatively. A study at Massachusetts General Hospital, which was presented at the 2010 Meetings of The Hip Society, found that fifty percent of the acetabular implant cups placed by the surgeons in the study using commonly used mechanical jigs were placed outside of the optimal zone for avoiding post-operative dislocation. We believe that our MAKOplasty THA application provides the surgeon with an accurate preoperative surgical plan, knowledge of the patient’s position on the operating room table and accurate implant sizing. We believe this information allows the surgeon to seat the implants according to the plan at a level of accuracy within plus or minus five degrees from the surgeon’s desired cup placement for both cup inclination and cup version. We believe this level of accuracy may result in optimal implant position to resist dislocation, which is difficult to accomplish manually. We also believe that the MAKOplasty THA application allows the surgeon to minimize leg length discrepancy to plus or minus three millimeters, which we believe is an improvement over the manual methodologies currently used by surgeons to measure leg length.

          The figure below illustrates a MAKOplasty THA procedure.

The RESTORIS Family of Hip Implant Systems

          The hip implant market, unlike the partial knee implant market, is based on multiple, differing implant philosophies, which results in most orthopedic companies offering a variety of hip implants options in order to satisfy the requirements of a majority of surgeons. In order to address these differing philosophies, we currently offer a variety of hip implant options for use with the RIO system and our MAKOplasty THA application. As was the case with early MAKOplasty PKA commercialization, our initial hip implant options included off-the-shelf hip implant systems from third-party suppliers pending the development and commercialization of a proprietary MAKO-branded RESTORIS family of hip implant systems in the fourth quarter of 2012.

          In connection with the commercial release of the MAKOplasty THA application in 2011, we began to distribute a hip implant system manufactured by Corin PLC, depicted in the figures below, which we are marketing under the brand names RESTORIS Metafix for the femoral stem and the RESTORIS Trinity for the acetabular cup. The RESTORIS Metafix stem addresses a French implant philosophy based on the compaction, rather than the removal, of bone from the femoral canal, followed by the implantation of a fully hydroxyapatite-coated femoral stem into the femur. A stem representing this philosophy is listed in the Norwegian Joint Replacement Registry as one of the best for femoral stem survivorship.

          We have also entered into a license and supply agreement with Total Joint Orthopedics, Inc. for the distribution of a second hip implant system, depicted in the figures below, which we commercially released in the first quarter of 2012 under the brand name RESTORIS Z. The RESTORIS Z hip implant system addresses the Zweymuller femoral stem philosophy, which is based on the implantation of a square peg in a round hole in order to gain immediate rigid fixation. The femur is prepared using square broaches and implanting a square stem. The Zweymuller philosophy is European-based and has a twenty-five year clinical track record with several long-term clinical studies supporting the use of its stem. We believe Zweymuller stems are one of the most frequently used stems worldwide.

          As further described in the “Research and Development” section below, we entered into a Strategic Alliance Agreement with Pipeline Biomedical Holdings, LLC, or Pipeline, in October 2010 to develop and supply future advanced implant technologies for use with our RIO system including the development of a proprietary MAKO-branded RESTORIS family of hip implant systems for use with the MAKOplasty THA application. This collaboration resulted in the RESTORIS PST Cup and Tapered Stem implant system, depicted in the figures below, which was commercially released in the fourth quarter of 2012. The RESTORIS PST Cup and Tapered Stem implant system incorporates a modern blade stem design, novel, proprietary porous technology incorporated with the implant cup, and a vitamin E enhanced polyethylene liner. We believe this hip implant system is designed based on the broadest market philosophy for femoral implants in the United States.

RESTORIS Metafix and RESTORIS Trinity Hip Implant System	RESTORIS Z Hip Implant System	RESTORIS Tapered Stem and PST Acetabular Cup Hip Implant System

          We believe that the variety of hip implant options offered for use with the RIO system and our MAKOplasty THA application has the potential to address the requirements of a majority of orthopedic surgeons who perform total hip arthroplasty. Each of the above-described implant systems can be used for all types of bone quality and stages of joint disease.

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

Other Potential Applications and Implants

          We believe that with further research and development, our robotic arm technology has the potential to serve as a platform technology with applications for other areas of the body or for additional applications within the knee or hip joints and we are currently conducting initial research and development to test the viability of MAKOplasty outside of our current applications. Additionally, as further described in the “Research and Development” section below, we entered into a Strategic Alliance Agreement with Pipeline in October 2010 to develop future advanced implant technologies for use with our RIO system. Should we elect to commercialize additional potential applications of MAKOplasty within or outside of the partial knee and total hip joints or additional implant systems, we would seek the appropriate marketing clearance from the FDA and any other required regulatory approvals for such applications and implants.

Sales and Marketing

          We continue to expand the size of our sales and marketing organization, which is primarily comprised of a direct sales force to sell RIO systems and to commercialize and market MAKOplasty in the U.S. As of February 21, 2013, our sales and marketing group had a total of 140 employees, of which 111 are direct sales representatives, including a senior director for national corporate accounts, who is responsible for sales and marketing activity throughout the U.S. and 2 are global market and sales development employees, who are responsible for defining and executing our global commercialization strategy. Our global market strategy includes the use of independent distributors to market, sell, and support our products. We intend to continue to increase the number of sales and marketing personnel as we expand our business.

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

          Our sales and marketing goals are to continue to drive capital equipment sales of the RIO system and associated applications and generate recurring revenue through sales of implants, disposable products and service contracts. To achieve these goals, we must continue to promote adoption of MAKOplasty by leading surgeons and hospitals and build demand for the procedure among patients through the following sales and marketing strategies:

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

•

Drive Patient Demand for MAKOplasty. During 2012, we continued our marketing efforts to directly educate patients on the benefits of MAKOplasty. We believe that patients are becoming increasingly more involved in the healthcare decision making process and have the potential to influence the adoption of new procedures such as MAKOplasty. Currently, our representatives primarily support hospitals participating in the MAKOplasty Center of Excellence program in their efforts to publicize the benefits of MAKOplasty and educate.

•

Assure Best-in-Class New User Experience to Support Rapid Learning Curve and Drive Strong Clinical Adoption. During 2012, we formed a dedicated team within our service organization that includes a group of clinical experts who are responsible for supporting new customer sites and new product introductions and implementing clinical best practices in the field.

          The generation of recurring revenue through sales of our implants, disposable products and service contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of the RIO system to generate recurring sales of implants and disposable products, and potentially increase the number of procedure applications available for the RIO system. We have designed our products so that our RIO system only works with our implant products and we contractually require purchasers of the RIO system to use only our validated implant and disposable products in connection with providing MAKOplasty. We also offer an annual service contract that provides maintenance and support services related to the RIO system.

          We provide training to surgeons and hospital staff on the use of the RIO system. Each of our customers also receives pre-operative and intra-operative support from our on-site MAKOplasty Sales Specialist, or MSS, who provides clinical and technical support in connection with each MAKOplasty procedure. The MSS helps set up the equipment, facilitates the pre-operative planning process and is present in the operating room with the surgeon, facilitating the surgeon’s use of the RIO system. By increasing familiarity with the system and helping to provide safe and proper usage of our equipment and products by surgeons and hospitals, we hope to promote seamless adoption of MAKOplasty. The presence of an MSS in the surgical theater also provides us with immediate feedback and understanding of our customers’ product preferences and requirements in clinical conditions. In addition, orthopedic surgeons are accustomed to the support of a vendor representative in the surgical theater.

          Our business is subject to quarterly seasonal fluctuations. Historically, we have tended to sell more RIO systems during the third month of each fiscal quarter, with the most sales in the fourth fiscal quarter and the fewest sales in the first fiscal quarter. We attribute these fluctuations to customary capital expenditure trends by hospitals. For the year ended December 31, 2011, one third-party leasing company accounted for twelve percent of our total revenue. For the year ended December 31, 2012, no single customer accounted for more than ten percent of our total revenue and the loss of any single customer is not expected to have a material adverse effect on our company.

Research and Development

          Continued innovation through research and development is critical to our future success. Most of our research and development activity is performed internally. We have assembled an experienced team with recognized expertise in advanced robotics, software, instrumentation and orthopedic implants and we expect to continue to expand the size of our research and development team to support our ongoing research and development efforts. As of February 21, 2013, our research and development team, which is based at our headquarters in Fort Lauderdale, Florida, consisted of ninety-nine employees.

          Our research and development efforts are currently focused on improvements to our current MAKOplasty PKA and THA applications, as well as improvements to the RIO system based on customer feedback. By continually researching improvements to our MAKOplasty PKA and THA applications and RIO system, we hope to refine the operating room experience for the surgeon and staff and identify new areas to enhance patient clinical outcomes. We are also conducting early stage development on additional applications for the RIO system and corresponding implant systems for the knee, hip, and other major joints, as well as advanced research on new robotic platforms.

          In October 2010, we entered into a Strategic Alliance Agreement with Pipeline to develop and supply potential future advanced implant technologies for use with our RIO system, including the development of our proprietary MAKO-branded RESTORIS PST Cup and Tapered Stem hip implant system for use with the MAKOplasty THA application. Upon execution of the Strategic Alliance Agreement, we issued and delivered to Pipeline 203,417 unregistered shares of our common stock as consideration for the rights granted to us under the Strategic Alliance Agreement. Following the launch of the RESTORIS PST Cup and Tapered Stem and in order to further strengthen our relationship, we amended the Strategic Alliance Agreement with Pipeline and issued and delivered to Pipeline shares of MAKO common stock with a fair market value of $6.5 million on the closing date. In exchange for the common stock, we received an equity investment in Pipeline and a $2.5 million credit pursuant to the commercial agreement between the parties. The Strategic Alliance Agreement contains provisions under which Pipeline will supply us with implants developed under the Strategic Alliance Agreement.

          We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $20.3 million in 2012, $20.6 million in 2011, and $15.0 million in 2010. We expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research of potential future products.

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

          Single source suppliers currently provide us with many of the major components of the RIO system. Our RESTORIS family of knee implant systems consist of implants that are custom made to our specifications by several outside manufacturers. Our RESTORIS family of hip implant systems consist of off-the-shelf hip implant systems supplied to us by outside suppliers and our proprietary MAKO-branded RESTORIS PST Cup and Tapered Stem hip implant system, developed and supplied to us by Pipeline.

          We generally purchase our components through purchase orders and do not have long-term contractual commitments with most of our suppliers. We have, however, entered into long-term contractual arrangements with some of our suppliers, including several single source suppliers, and we are currently negotiating long-term contractual arrangements with many of our remaining suppliers. We also have provided blanket purchase orders and have entered into long-term pricing arrangements with certain suppliers who are not under a long-term contractual arrangement such as key suppliers of the critical components of our products and suppliers to whom we make significant payments for products and services.

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

Wholly Owned Patents and Patent Applications

          Since our inception, as we have progressed in the development of our innovative products, we have filed original patent applications capturing the valuable novelty of our technologies. As of February 21, 2013, we held twenty-two wholly owned granted U.S. patents, eighteen jointly owned granted U.S. patents, seventy-three wholly owned pending U.S. patent applications, two jointly owned pending U.S. patent applications, thirty-two wholly owned granted foreign patents, eighty-six wholly owned foreign patent applications, and nine jointly owned foreign patent applications. The first of our currently granted U.S. patents was filed in March 2003 and may expire as late as March 2023, exclusive of any statutory extensions or reductions.

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

Licensed Patents and Patent Applications

          From time to time, we have entered into license agreements related to our current product offerings and our research and development projects, ranging in scope from non-exclusive licensing arrangements to exclusive licensing arrangements in a particular field related to our business. For example, in September 2005, we entered into a license agreement pursuant to which we obtained an exclusive, worldwide license to bone registration and tracking patents for use in the field of human interactive robotics in orthopedics and a non-exclusive license in the field of orthopedics generally. In addition, in May 2009, we entered into a non-exclusive license to a sizable portfolio of haptic technology patents for use in the field of orthopedics in combination with a robotic medical system. In August 2011, we expanded this license to include exclusive rights to the same portfolio in substantially the same field. We anticipate that we will continue to enter into license agreements from time to time, as necessary and strategically advisable.

          As of February 21, 2013, we had licensed rights to forty-six U.S. and three foreign granted patents, and we had licensed rights to thirty-seven U.S. and two foreign pending patent applications. The majority of these patents and applications are either used in our current products or relate to core technologies used in our products, such as CAS, robotics, haptics and implants. We regard some of these licensed patents as significant to our intellectual property portfolio because they deal with a core technology and potentially enable us to exclude others from practicing the claimed technology. We also have rights to additional third-party patents and intellectual property that relate to our core technologies, but are not currently used in our products. Some of our CAS licensed patents are subject to the Biomet license, limiting us to using such licensed patents only in combination with robotic technologies and not on a stand-alone basis. The last licensed patent may expire as late as 2030.

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

          Currently, we are not aware of any well-known orthopedic companies that broadly offer robotic technologies in combination with CAS. These large, well-known orthopedic companies, however, have the ability to acquire and develop robotic technologies that may compete with our products. We are aware of certain companies developing robotic applications in orthopedics and others commercializing customized implants and instruments for early and mid-stage arthroplasty solutions. For example, Blue Belt Technologies, Inc., or Blue Belt, markets its NavioPFS™ orthopedic surgical system for unicompartmental knee arthroplasty procedures, which received 510(k) marketing in December 2012 and approval for CE Marking in February 2012. Blue Belt recently announced its first commercial sale in the U.S. In addition, in January 2013, Stanmore Implants Worldwide Ltd. received a 510(k) for their Sculptor Robotic Guidance Arm. CUREXO Technology Corporation has engaged in marketing in the United States of its ROBODOC® Surgical System, which received 510(k) marketing clearance from the FDA in August 2008 for total hip arthroplasty procedures.

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

          Certain of our currently marketed products, such as our RIO system, are class II devices marketed pursuant to 510(k) marketing clearances. In the first quarter of 2008, we obtained 510(k) marketing clearance from the FDA for version 1.2 of our TGS, the predecessor to our RIO system. We originally submitted a Special 510(k) application in the third quarter of 2007, which the FDA subsequently indicated was converted to a Traditional 510(k) application. In the fourth quarter of 2007, the FDA provided us with a letter requesting additional information in which the FDA, among other things, asked us to justify our proposed use of the terms “haptic” and “robot” in the labeling of version 1.2 of our TGS. Through subsequent correspondence and communications, the FDA indicated that we needed to use the term “tactile” in lieu of “haptic” and the term “robotic arm” in lieu of “robot,” as appropriate, when these terms are used to market our products and in order to obtain timely clearance of our 510(k) submission. The FDA granted 510(k) marketing clearance for version 1.2 of our TGS with those terms. See Item 1A, Risk Factors, “Risks Related to Our Business — We are currently required by the FDA to refrain from using certain terms to label and market our products, which could harm our ability to market and commercialize our current and future products.”

          Version 1.3 of our TGS did not require submission of a 510(k) application. We received 510(k) marketing clearance from the FDA for the RIO system in the fourth quarter of 2008. Versions 2.1, 2.2, 2.3, and 2.4 of the

RIO system did not require submission of a 510(k) application. In the first quarter of 2012, we received 510(k) marketing clearance from the FDA for version 2.5 of the RIO system, which was commercially released in the third quarter of 2012.

          We received 510(k) marketing clearance from the FDA for an application that assists a surgeon in acetabular reaming during total hip arthroplasty, the predecessor application to our MAKOplasty THA application, in the second quarter of 2009 for use with the TGS platform and in the third quarter of 2009 for use with the RIO system. In the first quarter of 2010, we received 510(k) marketing clearance for version 1.0 of our MAKOplasty THA application, which assists a surgeon in performing all components of a total hip arthroplasty using the RIO system. In the second quarter of 2012, we received 510(k) marketing clearance from the FDA for version 2.0 of our MAKOplasty THA application, which was commercially released in the third quarter of 2012.

          We received 510(k) marketing clearance from the FDA for our RESTORIS unicompartmental knee implant system, or RESTORIS Classic, in the fourth quarter of 2007, certain predecessor components of our RESTORIS MCK knee implant system in the second quarter of 2008, and our RESTORIS MCK knee implant system in the fourth quarter of 2008. The third-party suppliers of our hip implant systems received 510(k) marketing clearance from the FDA as follows: in the first quarter of 2010 for the RESTORIS Metafix Femoral Stem; in the fourth quarter of 2010 and the second quarter of 2011 for the standard and highly crosslinked polyethylene versions, respectively, of the RESTORIS Trinity Acetabular Cup System; in the fourth quarter of 2010 for the RESTORIS Z hip implant system; and in the first quarter of 2012 for the RESTORIS PST Cup and Tapered Stem hip implant system.

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

          New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. None of our products is currently approved under a PMA approval. However, it is likely that in the future we will develop devices which will require the approval of a PMA. There is no guarantee that the FDA will grant PMA approval of our future products and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business.

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

Post-Market Studies

          To date, none of our submissions to the FDA has required the submission of clinical data and all of our studies to date have been post-market studies. As of February 21, 2013, we have sixty-nine scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: twelve studies are focused on quantifying the accuracy of MAKOplasty procedures; twelve studies are focused on assessing basic clinical and radiographic outcomes; eight studies are focused evaluating the functional and kinematic outcomes of patients; nine studies are focused on supporting implant design and product development; eighteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and ten studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty. As of February 21, 2013, we have eight published book chapters related to MAKOplasty and robotic surgery, thirty-one published peer-reviewed manuscripts, and one hundred eighty-five peer-reviewed abstracts accepted at conferences.

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

          The British Standards Institute, or BSI, an independent global notified body, conducts annual assessments of our quality management system in order to confirm that our quality management system complies with the requirements of ISO13485 in all material respects and periodic full recertification audits of our quality management system in order to confirm that we comply with the requirements of the Medical Devices Directive of the European Union. Our last full recertification audit was completed in December 2010 and BSI recommended continuation of our certification allowing us to apply the CE Mark to our products. During our last annual assessment in November 2012, we received no major nonconformances. We expect that BSI will continue to conduct annual audits to assess our compliance with BSI certification standards.

          The following table summarizes the most current foreign approvals received to date with respect to the sale of our products:

Jurisdiction	RIO System	RESTORIS Classic system (implants and instruments)	RESTORIS MCK system (implants and instruments)	MAKOplasty THA application	RESTORIS Metafix/Trinity (implants and instruments)
Canada	First Quarter 2011	—	Second Quarter 2011	Third Quarter 2011	—
European Union	First Quarter 2010	First Quarter 2010 (onlay)	Second Quarter 2010 (onlay unicompartmental); First Quarter 2011 (patellofemoral and onlay bicompartmental)	Third Quarter 2012	Third Quarter 2008; Fourth Quarter 2009
Hong Kong	Free Market (voluntary registration)	Free Market (voluntary registration)	Free Market (voluntary registration)	Free Market (voluntary registration)	Free Market (voluntary registration)
Israel	Fourth Quarter 2012	—	Fourth Quarter 2012	—	—
Korea	Third Quarter 2011	—	Second Quarter 2011	—	—
Malaysia	Free Market (voluntary registration)	Free Market (voluntary registration)	Free Market (voluntary registration)	Free Market (voluntary registration)	Free Market (voluntary registration)
Singapore	Fourth Quarter 2011	—	Fourth Quarter 2011	Fourth Quarter 2011	Fourth Quarter 2011
Thailand	Third Quarter 2012	—	Third Quarter 2012	—	—
Turkey	Fourth Quarter 2011	—	Fourth Quarter 2011	—	—

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

          In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively referred to as the Health Care Reform Legislation. Significant measures contained in the Health Care Reform Legislation include initiatives to revise Medicare payment methodologies (including the bundling of hospital and physician payments), initiatives to promote quality indicators in payment methodologies, initiatives related to the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, and annual reporting requirements related to payments to physicians and teaching hospitals. At this time it is not possible to predict whether these initiatives will have a positive or negative impact on us. The Health Care Reform Legislation also includes new taxes impacting certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer must pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax applies to our products. In addition to the Health Care Reform Legislation, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or internationally, or the effect any future legislation or regulation will have on us. The taxes imposed by the Health Care Reform Legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

Medicare and Medicaid

          The Medicare program is a federal health benefit program administered by the Centers for Medicare and Medicaid Services, or CMS, that covers and pays for certain medical care items and services for eligible elderly, blind and disabled individuals, and individuals with end stage renal disease. The Medicaid program is a federal-state partnership under which states receive matching federal payments to fund healthcare services for the poor. Because a significant percentage of older adults require joint replacement surgery, Medicare’s coverage and payment policies are significant to our business.

          Based upon a patient’s clinical presentation and the physician’s determination, our technology is used in both the inpatient and outpatient settings, which fall under Part A of the Medicare program. Under Medicare Part A, Medicare reimburses acute care hospitals a flat prospectively determined payment amount determined by the primary procedure performed in the acute care hospital. This method of payment is known as the prospective payment system, or PPS. The prospective payment for a patient’s stay in an acute care hospital is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as Diagnosis Related Groupings, or DRGs. In 2008, CMS implemented a revised version of the DRG system that now uses Medicare Severity DRGs, or MS-DRGs, to account more accurately for the patient’s severity of illness. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is classified, regardless of the actual cost to the hospital of furnishing the procedures, items and services that the patient’s condition requires. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the specific costs incurred in purchasing medical devices. Rather, reimbursement for these costs is deemed to be included within the MS-DRG based payments made to hospitals for the services furnished to Medicare eligible inpatients in which the devices are utilized. For cases involving unusually high costs, a hospital may receive additional “outlier” payments above the pre-determined amount. In addition, there is a mechanism by which new technology services can apply to Medicare for additional payments above the pre-determined amount, although such requests have not been granted frequently.

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

          We believe routine and customary codes for the primary surgical procedure exist for orthopedic procedures that include our technology performed in the hospital inpatient and outpatient settings. For procedures performed in the hospital inpatient setting, billing codes from the International Classifications of Diseases, Clinical Modification, or ICD-9-CM, are selected. Knee arthroplasty procedures are reported with primary ICD-9-CM procedure code 81.54 (“Total Knee Replacement”), which is assigned a clinically relevant MS-DRG, such as, but not limited to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Complication or Comorbidity”) or MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication or Comorbidity”). Hip arthroplasty procedures are reported with the primary ICD-9-CM procedure code 81.51 (“Total Hip Arthroplasty”), which is assigned to a clinically relevant MS-DRG, such as but not limited to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Complication or Comorbidity”) or MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication or Comorbidity”). We anticipate that Medicare will continue to reimburse hospitals for arthroplasty procedures, with or without robotic arm assistance, by a clinically relevant MS-DRG. The actual assignment is subject to continued review and possible change. For procedures completed in the outpatient setting, hospitals report the appropriate CPT code (as discussed below) for the primary procedure and receive reimbursement for the clinically relevant Ambulatory Payment Classification, or APC. For example a unicompartmental knee arthroplasty, with or without robotic arm assistance, is reported with CPT 27446 and assigned to APC 0425: Level II Arthroplasty or implantation with prosthesis.

          In addition to payments to hospitals for procedures using our technology, Medicare makes separate payments to physicians for their professional services under Medicare Part B. The American Medical Association, or AMA, has developed a coding system known as the Current Procedural Terminology, or CPT, codes, which have been adopted by the Medicare program to describe and develop payment amounts for certain physician services. The Medicare physician fee schedule uses CPT codes (and other codes) as part of the determination of allowable payment amounts to physicians. In determining appropriate payment amounts for surgeons, CMS receives guidance from the AMA regarding the relative technical skill level, level of resources used, and complexity of a new surgical procedure. Generally, the FDA approval of a new product is necessary, but not necessarily sufficient, for the designation of a new procedure code for a new surgical procedure using that product. Codes are assigned by either the AMA (for CPT codes) or CMS (for Medicare specific codes) and new codes usually become effective on January 1st of each year.

          Physicians performing joint procedures with our technology submit bills with CPT codes to report the primary surgical procedure, such as but not limited to CPT 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”), and/or 27438 (“Arthoplasty, patella with prosthesis”) for services associated with the knee. For services related to the hip, the primary surgical procedure is CPT codes 27130 (“Arthoplasty, acetabular and proximal femora prosthetic replacement (total hip arthroplasty), with or without autograft or allograft”) and 27132 (“Conversion of previous hip surgery to total hip arthroplasty, with or without autograft or allograft”). In addition, physicians may report adjunctive services, such as, but not limited to CPT codes 73700 (“CT lower extremity without contrast”) and 72192 (“CT pelvis without contrast material”) for imaging services. We cannot anticipate whether third-party payors will continue to reimburse physicians under these codes for services performed in connection with our technology.

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

          Additionally, several bills have been passed or are pending, at both the state and federal levels, that expand the anti-kickback laws to require, among other things, extensive tracking and maintenance of databases regarding relationships to physicians and healthcare providers. The Health Care Reform Legislation and associated regulations impose new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, effective in 2013. The implementation of the infrastructure to comply with these bills and regulations could be costly and any failure to provide the required information may result in civil monetary penalties.

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

Employees

          As of February 21, 2013, we had 436 employees, 140 of whom were engaged in sales and marketing, 99 in research and development, 106 in assembly, manufacturing and service, 34 in regulatory, clinical affairs and quality activities and 51 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

          Due to the tightening of credit markets in the recent past and concerns regarding the availability of credit, both domestically and abroad, our customers and overseas distributors may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases or leases of the RIO system. These delays may in some instances lead to our customers or overseas distributors postponing the shipment and installation of previously ordered systems, cancelling their system orders, postponing their system installation or cancelling their agreements with us. An increase in delays and order cancellations of this nature could adversely affect our product sales and revenues and, therefore, harm our business and results of operations.

Negative worldwide economic conditions and the long lead times required by certain suppliers could prevent us from accurately forecasting demand for our products, which could adversely affect our operating results.

          The continued negative worldwide economic conditions and market volatility and instability makes it increasingly difficult for us, our customers, our overseas distributors and our suppliers to accurately forecast future product demand trends, which could cause us to order and/or produce excess products that can increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a resulting material loss of revenue.

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

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for approximately the next two years as we expand our sales and marketing capabilities in the orthopedic products market, continue our commercialization of the RIO system, MAKOplasty PKA application, MAKOplasty THA application, our RESTORIS family of implant systems, commence commercialization of future products, and continue to develop the corporate infrastructure required to sell and market our products. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RESTORIS family of implant systems, MAKOplasty PKA and THA applications and our RIO system, and the anticipated commercialization of future products. Given the continued weak economic conditions, we may be unable to obtain additional financing. As a result, we may be required to reduce the scope of, delay or eliminate some or all of our current and planned research, development and commercialization activities. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could materially harm our business and results of operations.

          We believe our existing cash, cash equivalents, short-term investment balances, and interest income we earn on these balances, if any, will be sufficient to meet our anticipated cash requirements through at least the next twelve months. To the extent our available cash, cash equivalents and short-term investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity or debt securities, drawing on our available credit facility with affiliates of Deerfield Management Company, L.P., or entering into a new credit facility, or modify our current business plan. The sale of additional equity and debt securities may result in dilution to our current stockholders or may require us to grant a security interest in our assets. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, or at all.

          Because of the numerous risks and uncertainties associated with the development of medical devices, such as future versions of the RIO system and our RESTORIS family of implant systems, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products and in supporting our growth;

•	the costs and timing of regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	the rate of progress, cost, and success or failure of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the acquisition of businesses, products and technologies; and

•	general economic conditions and interest rates, including the continuing weak conditions.

Our reliance on third parties, including single source suppliers, for our implants and nearly all components of our RIO system could harm our ability to meet demand for our products in a timely and cost effective manner.

          We rely on third parties to develop, manufacture and supply our implants. We also rely on a number of single source suppliers to manufacture and supply us with nearly all components used in our RIO system, other than software, including many of the major components of the RIO system. We currently do not have long-term contracts with many of our suppliers. As a result, some of our suppliers are not required to provide us with any guaranteed minimum production levels, and we cannot assure you that we will be able to obtain sufficient quantities of key components in the future. In addition, our reliance on third parties involves a number of risks, including, among other things:

•

Our vendors may encounter financial hardships as a result of unfavorable economic and market conditions unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements;

•

Vendors may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in supplying of our products to our customers;

•	Newly identified vendors may not qualify under the stringent regulatory standards to which our business is subject;

•

We or our vendors may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, we or our vendors may have excess or inadequate inventory of materials and components;

•	We may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

•	We may experience delays in delivery by our vendors due to changes in demand from us or their other customers;

•	We or our vendors may lose access to critical services and components, resulting in an interruption in the development, manufacture, assembly and shipment of our products;

•

Our vendors may be subject to allegations by other parties of misappropriation of proprietary information in connection with their supply of products or services to us, which could inhibit their ability to fulfill our orders and meet our requirements;

•	Fluctuations in demand for products that our vendors manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	Our vendors may wish to discontinue supplying components or services to us for risk management reasons; and

•	We may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable.

          If any of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products. If we are unable to satisfy commercial demand for the RIO system or our RESTORIS family of implant systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new or alternative components through a replacement vendor. Securing a replacement vendor could be difficult, especially for complex components such as motors, encoders, brakes and certain RIO system components that are manufactured in accordance with our custom specifications. The introduction of new or alternative components may require design changes to our system that are subject to FDA and other regulatory clearances or approvals. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products, suffer damage to our reputation and experience an adverse effect on our business and financial results.

We are an early-stage medical device company with a limited operating history and our business may not become profitable.

          We are an early-stage medical device company with a limited operating history. The future success of our business depends on our ability to continue to develop and obtain regulatory clearances or approvals for innovative and commercially successful products in our field, which we may be unable to do in a timely manner, or at all. Our success and ability to generate revenue or be profitable also depends on our ability to establish and train our sales and marketing force, generate product sales and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are continuing to increase. Our lack of any significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for at least the next two years.

          We have sustained net losses in every fiscal year since our inception in 2004, including a net loss of $32.6 million for the year ended December 31, 2012. As of December 31, 2012, we had total stockholders’ equity of $140.8 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We also expect that our general and administrative expenses will continue to increase due to the planned further increase in the number of employees necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees necessary to support our continued growth in operations. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

We rely on intellectual property that we license from others, and if we are unable to maintain these licenses or obtain additional licenses that we may need, our ability to compete will be harmed.

          We rely on intellectual property that we license or sublicense from others, including patented technology that is integral to our RIO system and RESTORIS family of implant systems. The majority of our licensed patents and applications are either used in our current products or relate to core technologies used in our products, such as computer assisted surgery, or CAS, robotics, haptics and implants. We regard some of these patents and applications as significant to our intellectual property portfolio because they deal with a core technology and potentially enable us to exclude others from practicing the claimed technology. Some of our CAS licensed patents are subject to the Biomet license, limiting us to using such licensed patents only in combination with robotic technologies and not on a stand-alone basis. Third parties may terminate a license in the event that we fail to make required payments or for other causes. In the event a third party terminates a license agreement, we cannot assure you that we could acquire another license to adequately replace the product, technology or method covered by the terminated license. If we fail to maintain our current licenses, our ability to compete in the orthopedic market will be harmed.

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

          In connection with our initial 510(k) applications submitted to the FDA, the FDA indicated that we needed to use the term “tactile” in lieu of “haptic” and the term “robotic arm” in lieu of “robot,” as appropriate, when these terms are used to market our products. Because the FDA currently requires us to use the terms “tactile” or “robotic arm,” we revised the promotional and labeling materials for our existing products, including the RIO system, and may need to consider the use of modified language for our future products. As a result, our ability to market and commercialize our products and our growth may be harmed.

Modifications to our currently FDA cleared products or the introduction of new products may require new regulatory clearances or approvals or require us to recall or cease marketing our current products until clearances or approvals are obtained.

          To date, we have not been required by the FDA to obtain premarket approval, or PMA, nor to conduct any clinical trials in support of our application for 510(k) marketing clearance of our current products; however the FDA has requested that we conduct a clinical trial in support of our application for 510(k) marketing clearance for a potential MAKOplasty total knee arthroplasty application. Modifications to our products, however, may require new regulatory approvals or clearances or require us to recall or cease marketing the modified products until these clearances or approvals are obtained. Any modification to one of our 510(k) cleared products that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. In the fourth quarter of 2008 we received 510(k) marketing clearance from the FDA for the RIO system and for the RESTORIS MCK knee implant system, which the RIO system is designed to support. Since obtaining 501(k)

marketing clearance for the RIO system, we have made additional upgrades to the RIO system (namely, versions 2.1, 2.2, 2.3, and 2.4) that we believe were cleared under our 510(k) marketing clearance for the RIO system and therefore did not require additional filings for clearance or approval. In the first quarter of 2012, we received 510(k) marketing clearance from the FDA for version 2.5 of the RIO system. We received 510(k) marketing clearance from the FDA for version 1.0 of our MAKOplasty THA application in the first quarter of 2010 and version 2.0 of our MAKOplasty THA application in the second quarter of 2012. We may continue to make additional modifications in the future to the RIO system and associated applications without seeking additional clearances or approvals if we believe such clearances or approvals are not necessary. In July 2011, the FDA issued a draft guidance document entitled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device,” which is intended to assist manufacturers in deciding whether to submit a new 510(k) for changes or modifications made to the manufacturer’s previously cleared device. Once finalized, the draft guidance will replace the 1997 guidance document on the same topic. The new draft guidance would make substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. Specifically, the new draft guidance, once finalized, would take a more conservative approach and require new 510(k)s for certain changes or modifications to existing, cleared devices that might not have triggered new 510(k)s under the 1997 guidance. If the FDA disagrees with our past or future decisions not to seek new 510(k)s for changes or modifications to existing devices and requires new clearances or approvals for the modifications, we may be required to recall and stop marketing our products as modified, which could cause us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. Any of these actions would harm our operating results.

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

We have, and may have to in the future, write-off inventory as obsolete based on customer demand as well as certain economic, industry or regulatory events, which could negatively impact our business and revenue.

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

          In addition, our ability to generate revenue and become profitable depends upon the recurring sales of the products required for each MAKOplasty procedure. Purchase of our RIO system requires a contractual commitment to purchase exclusively from us the implant and disposable products for use with the RIO system. Despite this contractual commitment, if surgeons decide in certain MAKOplasty THA procedures that clinical requirements indicate use of an implant component with features not available within our RESTORIS family of hip implant systems, they might chose a different component purchased from another manufacturer for placement without the assistance of the RIO system.

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

          We believe that patients, surgeons and hospitals will only accept MAKOplasty or purchase our products if they believe that MAKOplasty is a safe and effective procedure with advantages over competing products and conventional arthroplasty procedures. To date, we have collected only limited, short-term clinical data with which to assess MAKOplasty’s clinical value. As of December 31, 2012, approximately 23,000 MAKOplasty procedures had been performed since commercial introduction in 2006. We have not collected, and are not aware that others have collected, any long-term clinical data regarding the clinical value of MAKOplasty. The results of short-term studies, such as our post-market studies, do not necessarily predict long-term clinical results. As of February 21, 2013, we have eight published book chapters related to MAKOplasty and robotic surgery, thirty-one published peer-reviewed manuscripts, and one hundred eighty-five peer-reviewed abstracts accepted at conferences. As of February 21, 2013, we have sixty-nine scientific studies, either recently completed or in progress, which are aimed at measuring the clinical and economic value of MAKOplasty as follows: twelve studies are focused on quantifying the accuracy of MAKOplasty procedures; twelve studies are focused on assessing basic clinical and radiographic outcomes; eight studies are focused evaluating the functional and kinematic outcomes of patients; nine studies are focused on supporting implant design and product development; eighteen studies are focused on codifying surgical technique, ergonomic robotic use, and surgical indications; and ten studies are focused on quantifying the economic impact of less invasive and more accurate arthroplasty. If longer-term or more extensive clinical studies that may be performed by us or others indicate that MAKOplasty is a less safe or less effective procedure than our current data suggest, patients may choose not to undergo, and surgeons may choose not to perform, MAKOplasty. Furthermore, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. The FDA could also rescind our marketing clearances if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects. See “Risks Related to Regulatory Compliance.” Surgeons may be slow to adopt our products if they perceive liability risks arising from the use of these new products. As a result, patients, surgeons and hospitals may not accept MAKOplasty or our products and we may fail to become profitable and may be subject to significant legal liability.

We have limited sales and marketing experience and capabilities, which could impair our ability to achieve profitability.

          We have limited experience as a company in the sales and marketing of our products. We may not be successful in marketing and selling our products in the U.S. and abroad through our direct sales force or with assistance from independent orthopedic product agents and distributors. Our sales and marketing organization is supported by clinical and technical representatives who provide training, clinical and technical support and other services to our customers before and during the surgery. As of February 21, 2013, we have 140 employees in our sales and marketing organization, which includes all clinical and technical representatives. To reach our revenue targets, we need to expand and strengthen our U.S. direct sales force and, over time, our foreign sales channels. Developing a sales and marketing organization is expensive and time consuming and an inability to develop such an organization in a timely manner could delay the successful adoption of our products. Additionally, any sales and marketing organization that we develop may be competing against the experienced and well-funded sales and marketing organizations of some of our competitors. We will face significant challenges and risks in developing our sales and marketing organization, including, among others:

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

          Currently, we are not aware of any well-known orthopedic company that broadly offers robotic technologies in combination with CAS. These large, well known orthopedics companies do, however, have the ability to acquire and develop robotic technologies that may compete with our products. We are aware of certain early stage companies developing robotic applications in orthopedics and others commercializing customized implants and instruments for early and mid-stage arthroplasty solutions. For example, Blue Belt Technologies, Inc., or Blue Belt, markets its NavioPFS™ orthopedic surgical system for unicompartmental knee arthroplasty procedures, which received 510(k) marketing in December 2012 and approval for CE Marking in February 2012. Blue Belt recently announced its first commercial sale in the U.S. In addition, in January 2013, Stanmore Implants Worldwide Ltd. received a 510(k) for their Sculptor Robotic Guidance Arm. CUREXO Technology Corporation has engaged in marketing in the United States of its ROBODOC® Surgical System, which received 510(k) marketing clearance from the FDA in August 2008 for total hip arthroplasty procedures.

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

          Many of our current and potential competitors enjoy competitive advantages over us, including:

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

          A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons and hospital staff to properly perform MAKOplasty. As of December 31, 2012, we had trained 1,006 surgeons on the use of the RIO system to perform MAKOplasty. We rely on surgeons and hospital staff to devote adequate time to learn to use our products. Convincing surgeons and hospital staff to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot assure you we will be successful in these efforts. If surgeons or hospital staff are not properly trained, they may misuse or ineffectively use or not use our products. If nurses or other members of the hospital staff are not adequately trained to assist in using our RIO system, surgeons may be unable to use our products. Insufficient training may result in reduced system use, unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

We will likely continue to experience extended and variable sales cycles, which together with the unit price of the RIO system, could cause significant variability in our results of operations for any given quarter.

          Our RIO system has a lengthy sales cycle because it is a major piece of capital equipment, the purchase of which will generally require the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. As a result, a relatively small number of units are installed each quarter. We estimate that the sales cycle of the RIO system will continue to take between seven and eighteen months from the point of initial identification and contact with a qualified surgeon until closing of the purchase with the hospital. A limited number of sales of RIO systems may also be contingent on the completion of a customer acceptance period, during which the customer may return the RIO system to us. Although we believe that training can be accomplished in a relatively short period of time, there may be situations where training of physicians and staff may last an additional month or more after installation. In addition, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess such products. Because of the lengthy sales cycle, the unit price of the RIO system and the relatively small number of systems installed each quarter, each installation of a RIO system can represent a significant component of our revenue for a particular quarter, particularly in the near term and during any other periods in which our sales volume is relatively low.

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

          Some of our customers and potential customers have joined group purchasing organizations in an effort to contain costs; these group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors and make these negotiated prices available to the group purchasing organization’s affiliated hospitals and other members. Some of our customers have required, and future customers may require, us to either participate in these programs or match the pricing that their group purchasing organization has negotiated with other medical device manufacturers and distributors for similar or competing products. Responding to these cost containment efforts of our customers and potential customers could negatively impact our margins and our ability to generate revenue and become profitable; however, if we fail to respond to the cost containment efforts, we may lose market share to our competitors, which could result in an adverse impact on our sales, financial condition and results of operations.

If our RIO system units require significant amounts of service after sale, our costs will increase and our business and financial results will be adversely affected.

          Sales of the our RIO system generally include a service obligation for maintenance for a period of approximately twelve months from the date the RIO system is installed at a customer’s facility. We also provide technical and other services to customers beyond the initial service period pursuant to a supplemental service plan sold with each system. If service claims are significant or exceed our expectations, we could incur unanticipated reductions in sales or additional expenditures for parts and service. In addition, our reputation could be damaged and our products may not achieve market acceptance.

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

If hospitals, surgeons and other healthcare providers are unable to obtain coverage or reimbursement from third-party payers for procedures utilizing robotic arm assistance, hospitals may not purchase the RIO system and surgeons may not perform procedures utilizing robotic arm assistance, which would harm our business and financial results.

          Our ability to successfully commercialize our technology, commonly referred to as MAKOplasty, depends significantly on the availability of coverage and reimbursement from third-party payors, including governmental programs such as Medicare and Medicaid as well as private insurance and private health plans. Reimbursement is a significant factor considered by hospitals in determining whether to acquire new capital equipment such as our robotic technology. Although our customers have been successful in obtaining coverage and reimbursement, we cannot anticipate how payers will change their policies and procedures for orthopedic procedures, with and without robotic arm assistance. Future healthcare reform by third-party payers to reduce costs and reimbursements to healthcare providers may adversely impact both hospital capital and surgical supply budgets and negatively impact our ability to sell the RIO system and implants.

          We anticipate that in the U.S. our products will be purchased primarily by hospitals, which bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans for procedures using our technology. Ensuring adequate Medicare reimbursement can be a lengthy and expensive endeavor and we cannot provide assurance that we will be successful. In addition, the U.S. Congress may pass legislation impacting coverage and reimbursement for healthcare services, including Medicare reimbursement to physicians and hospitals. Many private third-party payors look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts. If the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare program, or Medicare contractors limit payments to hospitals or surgeons for orthopedic procedures that include robotic arm assistance, private payors may similarly limit coverage and payments. In addition, state legislatures may enact laws limiting or otherwise affecting the level of Medicaid reimbursements. As a result, hospitals may not purchase the RIO system and surgeons may choose not to perform procedures utilizing robotic arm assistance, and, as a result, our business and financial results would be adversely affected.

          Medicare reimburses acute care hospitals a flat prospectively determined amount for the primary procedure performed in the acute care hospital. This method of payment is known as the prospective payment system, or PPS. The prospective payment for a patient’s stay in an acute care hospital is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay using a classification system known as Diagnosis Related Groupings, or DRGs. In 2008, CMS implemented a revised version of the DRG system that now uses Medicare Severity DRGs, or MS-DRGs, to account more accurately for the patient’s severity of illness. Medicare pays a fixed amount to the hospital based on the MS-DRG into which the patient’s stay is classified, regardless of the actual cost to the hospital of furnishing the procedures, items and services that the patient’s condition requires. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the specific costs incurred in purchasing medical devices. Rather, reimbursement for these costs is deemed to be included within the MS-DRG based payments made to hospitals for the services furnished to Medicare eligible inpatients in which the devices are utilized. Accordingly, a hospital must absorb the cost of our products as part of the payment it receives for the procedure in which the device is used. In addition, physicians that perform procedures in hospitals are paid a set amount by Medicare for performing such services under the Medicare physician fee schedule. Medicare payment rates for both systems are established annually.

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

          Notwithstanding current or future FDA clearances, if granted, third-party payors may deny reimbursement if the payor determines that a therapeutic medical device is unnecessary, inappropriate, not cost-effective or experimental, or is used for a non-approved indication. Although we are not aware of any potential customer that has declined to purchase our RIO system based upon third-party payors’ reimbursement policies, cost control measures adopted by third-party payors may have a significant effect on surgeries performed using robotic arm assistance or as to the levels of reimbursement. All third-party payors, whether governmental or private, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost control methods include prospective payment systems, capitated rates, benefit redesigns, pre-authorization or second opinion requirements prior to major surgery, an emphasis on wellness and healthier lifestyle interventions and an exploration of other cost-effective methods of delivering healthcare. These cost control methods also potentially limit the amount which healthcare providers may be willing to pay for medical technology which could, as a result, adversely affect our business and financial results. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage and reimbursement for medical technology can differ significantly from payor to payor.

          There also can be no assurance that current levels of reimbursement will not be decreased or eliminated in the future, or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our products or our ability to sell products on a profitable basis. Our customers are currently using existing reimbursement codes for knee arthroplasty. Knee arthroplasty performed in the hospital inpatient setting is currently assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Major Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication of Comorbidity”), and surgeons currently bill Current Procedural Terminology, or CPT, code 27446 (“Arthroplasty, knee, condyle and plateau; medial OR lateral compartment”), and code 27438 (“Arthroplasty, patella with prosthesis”), for services associated with the knee. For unicompartmental knee procedures completed in the outpatient setting, facilities report CPT code 27446 which is assigned to APC code 425. With the aging of baby boomers, an increase in knee and hip arthroplasty procedures may cause CMS and other payors to revise their coding, coverage and reimbursement policies, which could adversely affect our financial results and business.

          Our customers use existing reimbursement codes for hip arthroplasty. Hip arthroplasty performed in the hospital inpatient setting is currently assigned to MS-DRG 469 (“Major Joint Replacement or Reattachment of Lower Extremity with Major Complication or Comorbidity”) and MS-DRG 470 (“Major Joint Replacement or Reattachment of Lower Extremity without Major Complication of Comorbidity”), and surgeons report Current Procedural Terminology, or CPT, codes 27130 (“Arthroplasty, acetabular and proximal femora prosthetic replacement (total hip arthroplasty), with or without autograft or allograft”) and 27132 (“Conversion of previous hip surgery to total hip arthroplasty, with or without autograft or allograft”), for services associated with the hip. Adjunctive services may include, without limitation, CPT codes 73700 (“CT lower extremity without contrast”) and 72192 (“CT pelvis without contrast material”) for imaging services associated with the hip. If CMS and other payors do not reimburse physicians under these codes for services performed in connection with robotic arm assistance, our financial results and business could be adversely affected.

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

          In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Care Act and the Health Care, as amended by the Education Affordability Reconciliation Act, or the Health Care Reform Legislation. This legislation and proposed rules promulgated thereunder include new taxes impacting certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer must pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax applies to our products. Other significant measures contained in the Health Care Reform Legislation include initiatives to revise Medicare payment methodologies, initiatives to promote quality indicators in payment methodologies, initiatives related to the coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, and annual reporting requirements related to payments to physicians and teaching hospitals. The Health Care Reform Legislation also includes significant new fraud and abuse measures, lowering the government’s thresholds to find violations and increasing potential penalties for such violations.

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

          We do not maintain, and do not currently intend to obtain, key employee life insurance on any of our personnel. Dr. Ferré may terminate his employment at will at any time with 30 days’ notice. Each of the other members of our senior management may terminate his employment at will at any time with 60 days’ notice. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, or an inability to effectively plan for and implement a succession plan for key employees could harm our business.

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

          We are continuing to pursue international markets for the sale of our products and, during the year ended December 31, 2012, three RIO systems were commercially installed outside of the U.S. and one RIO system was sold to an international distributor for demonstration purposes As a result of these efforts and sales, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing economic conditions in foreign countries. In addition, because international sales would most likely be denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

Changes to financial accounting standards may affect our reported results of operations.

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

          Accounting principles generally accepted in the United States and accompanying accounting pronouncements, interpretations, and practices for many areas of our business are very complex and involve significant and sometimes subjective judgments. The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. For example, changes to our standard terms for sales of our products could lead to changes in the application of our accounting policies. Changes in any of our assumptions may adversely affect our reported financial results.

Class action securities litigation or shareholder derivative litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

          In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The court consolidated the Harrison and Parker complaints under the caption In re MAKO Surgical Corp. Securities Litigation, No. 12-60875-CIV-Cohn/Seltzer, and appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System to serve as co-lead plaintiffs. In September 2012, the co-lead plaintiffs filed an amended complaint that expanded the proposed class period through July 9, 2012. The amended complaint alleges the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the Company’s financial guidance for 2012 that artificially inflated the Company’s stock price. The amended complaint seeks an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. In October 2012, the Company, Dr. Ferré, and Mr. LaPorte filed a motion to dismiss the amended complaint in its entirety. The court has not ruled on that motion.

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

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on the motion to dismiss filed in the In re MAKO Surgical Corp. Securities Litigation class action.

          The two other actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig. Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleges that MAKO’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint seeks an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve MAKO’s corporate governance and internal procedures. On October 31, 2012, MAKO and the individual defendants each filed motions to dismiss the consolidated complaint. The court has not ruled on those motions.

          Also on October 31, 2012, the Company’s board of directors appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full board regarding the claims raised in the federal derivative action, In re MAKO Surgical Corp. Derivative Litig., and a demand made on the board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the board of directions file suit on behalf of the Company. Additionally, on November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the federal derivative action pending the completion of the demand review committee’s investigation. The court has not ruled on the motion to stay. The demand review committee has not yet completed its review, investigation and report.

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

          The medical device industry is characterized by competing intellectual property and a substantial amount of litigation over patent and other intellectual property rights. In particular, the fields of orthopedic implants and CAS are well established and crowded with the intellectual property of competitors and others. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications which relate to the use of CAS and, to a lesser extent, haptics and robotics.

          Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties, including parties from whom we license intellectual property, may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for CAS and robotics assisted implant systems grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims by or against us increases. In certain situations, we or parties from whom we license intellectual property may determine that it is in our best interests or their best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent interferences or reexaminations. As a result, we may become involved in litigation or other proceedings that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

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

          As we modify existing products or develop new products in the future, including new instruments, we apply for permission to affix to such products a European Union CE mark, which is a legal requirement for medical devices intended for sale in the European Union. In addition, we will be subject to annual regulatory audits in order to maintain those CE mark permissions. In November 2008, the British Standards Institute, or BSI,

an independent global notified body, conducted an annual assessment of our quality management system, which concluded that our quality management system complied with the requirements of ISO13485 in all material respects. As a result of the change in classification of orthopedic implants in the European Union, we have updated our ISO certifications to include class III devices, such as orthopedic implants. BSI conducts annual assessments of our quality management system in order to confirm that our quality management system complies with the requirements of ISO13485 in all material respects and periodic full recertification audits of our quality management system in order to confirm that we comply with the requirements of the Medical Devices Directive of the European Union. Our last full recertification audit was completed in December 2010 and BSI recommended continuation of our certification allowing us to apply the CE Mark to our products. During our last annual assessment in November 2012, we received no major nonconformances. We expect that BSI will continue to conduct annual audits to assess our compliance with BSI certification standards. In connection with achieving CE marking, which is a legal requirement for medical devices intended for sale in the European Union, we have also submitted design dossiers to BSI for the purpose of review and approval. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union or other areas of the world that require CE approval of medical devices.

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

          For example, in 2011, we initiated one product action which we then determined was reportable to the FDA pursuant to correction / removal guidelines, related to a voluntary field corrective action concerning a software error discovered during product surveillance. Under certain circumstances, the error value calculated by the RIO system, designed for safety and accuracy of the MAKOplasty procedure, could be incorrect. This incorrect error value could lead to a possible incorrect interpretation of the registration accuracy of the RIO system, which could then result in bone resection that is not consistent with the preoperative surgical plan. We released a software update in February 2011 designed to correct this error. We received a closure notification from the FDA on January 20, 2012. Most recently, in September 2012, we notified the FDA of a correction to the software for our RIO system after identifying a malfunction in the MAKOplasty PKA application that allows the burr tip to exit the haptic boundary with the burr enabled under certain circumstances. As a result, the burr may be unrestricted to the desired haptic region during use, potentially allowing for additional removal of bone or burring divot which may be mediated with bone cement. To date, no injuries have been reported. The FDA has classified this as a Class II recall. We expect the software upgrade to be completed across all units in the United States by March 31, 2013.

          Companies are required to maintain certain records of product actions, even if they determine such product actions are not reportable to the FDA. If we determine that certain product actions do not require notification of the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action, including any of the following sanctions for failing to report the recalls when they were conducted or failing to timely report or initiate a reportable product action:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) marketing clearance or premarket approval application, or PMA, approvals of new products or modified products;

•	withdrawing 510(k) marketing clearances or PMA approvals that have already been granted;

•	refusing to provide Certificates for Foreign Government, or CFGs;

•	refusing to grant export approval for our products; or

•	pursuing criminal prosecution.

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

We may be subject to fines, penalties, or licensure requirements, or legal liability, if it is determined that our MAKOplasty Sales Specialists are practicing medicine without a license.

          State laws prohibit the practice of medicine without a license. Our MAKOplasty Sales Specialists provide pre-operative and intra-operative clinical and technical support to our customers, including assistance setting up the equipment, participation in the pre-operative planning process, and facilitation of the surgeon’s use of the RIO system during surgery. We do not believe that our MAKOplasty Sales Specialists are engaged in the practice of medicine, but rather are assisting our customers in the safe and proper usage of our equipment and products. Nevertheless, a governmental authority or individual actor could allege the activities of our MAKOplasty Sales Specialists to constitute the practice of medicine. A state may seek to have us discontinue the services provided by our MAKOplasty Sales Specialists or subject us to fine, penalties or licensure requirements. Any determination that our MAKOplasty Sales Specialists are practicing medicine without a license may result in significant liability to us.

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

          Additionally, several bills have been passed or are pending, at both the state and federal levels, that expand the anti-kickback laws to require, among other things, extensive tracking and maintenance of databases regarding relationships to physicians and healthcare providers. The Health Care Reform Legislation and associated regulations impose new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, effective in 2013. The implementation of the infrastructure to comply with these bills and regulations could be costly and any failure to provide the required information may result in civil monetary penalties.

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

          The orthopedic medical device industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, specifically including arrangements with physician consultants. We have arrangements with surgeons, hospitals and other entities which may be subject to scrutiny. For example, we have consulting agreements with orthopedic surgeons using or considering the use of our present and future RIO system and MAKOplasty implants and disposable products, for assistance in product development, and professional training and education, among other things. Our policies prohibit the payment to surgeons and other healthcare professionals for consulting services in the form of stock options or other equity interests in our company. We may, however, make payment for some of these consulting services in the form of royalties or milestone payments rather than per hour or per diem amounts that would require verification of time worked. In addition, we sometimes allow hospitals a period of evaluation of our products at no charge.

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

New regulations related to conflict minerals could adversely impact our business.

          The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We lease approximately 68,000 square feet of office and warehouse space in Fort Lauderdale, Florida, which is used as our headquarters and for the assembly of our products. Our lease expires on March 31, 2021. Thereafter, we have the right to renew our lease for two five-year terms upon prior written notice and the fulfillment of certain conditions. In the second quarter of 2012, we entered into a seven-year lease for approximately 15,000 additional square feet of office space, located close to our headquarters and the Fort Lauderdale-Hollywood International Airport, which is being used as a training facility. We have the right to renew the lease for our training facility for an additional period of three or five years, at our option, as well as the right to terminate the lease after sixty-five months. We believe that our current facilities will be adequate to meet our needs through at least 2016, but additional space may be required in the future to accommodate our anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

          In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The court consolidated the Harrison and Parker complaints under the caption In re MAKO Surgical Corp. Securities Litigation, No. 12-60875-CIV-Cohn/Seltzer, and appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System to serve as co-lead plaintiffs. In September 2012, the co-lead plaintiffs filed an amended complaint that expanded the proposed class period through July 9, 2012. The amended complaint alleges the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the Company’s financial guidance for 2012 that artificially inflated the Company’s stock price. The amended complaint seeks an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. In October 2012, the Company, Dr. Ferré, and Mr. LaPorte filed a motion to dismiss the amended complaint in its entirety. The court has not ruled on that motion.

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

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on the motion to dismiss filed in the In re MAKO Surgical Corp. Securities Litigation class action.

          The two other actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig. Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleges that MAKO’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint seeks an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve MAKO’s corporate governance and internal procedures. On October 31, 2012, MAKO and the individual defendants each filed motions to dismiss the consolidated complaint. The court has not ruled on those motions.

          Also on October 31, 2012, the Company’s board of directors appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full board regarding the claims raised in the federal derivative action, In re MAKO Surgical Corp. Derivative Litig., and a demand made on the board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the board of directions file suit on behalf of the Company. Additionally, on November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the federal derivative action pending the completion of the demand review committee’s investigation. The court has not ruled on the motion to stay. The demand review committee has not yet completed its review, investigation and report.

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

          The following table sets forth the range of the high and low intraday prices for the period of January 1, 2011 through December 31, 2012 as reported by The NASDAQ Global Select Market.

	2012		2011
	High	Low	High	Low
First Quarter	$45.15	$26.34	$24.47	$14.04
Second Quarter	$43.51	$20.90	$35.90	$23.37
Third Quarter	$26.94	$11.99	$41.80	$21.40
Fourth Quarter	$18.32	$12.02	$43.00	$24.40

          Our stock transfer records indicated that as of February 21, 2013, there were approximately 43 holders of record of our common stock.

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

Equity Compensation Plan Information

          The following table summarizes our equity compensation plans as of December 31, 2012.

Plan Category	(a) Number of Shares of Our Common Stock to be Issued Upon Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Shares of Our Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Exceeding Securities Reflected in Col (a))
Equity compensation plans approved by our security holders	5,450,000	(1)	$16.65	1,175,000	(2)
Equity compensation plans not approved by our security holders	11,000	(3)	12.10	0
TOTAL	5,461,000	(1)	$16.64	1,175,000	(2)

(1) This number includes shares of our common stock to be issued upon exercise of outstanding options under our 2004 Stock Incentive Plan and our 2008 Omnibus Incentive Plan. No further awards will be made under the 2004 Stock Incentive Plan.

(2) This number includes 291,000 shares available for future issuance under our 2008 Employee Stock Purchase Plan. The 2008 Omnibus Incentive Plan contains an evergreen provision whereby the authorized shares increase on January 1 of each year in an amount equal to the least of (i) 2,500,000 shares, (ii) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year, and (iii) a number of shares determined by the Company’s board of directors that is less than (i) and (ii).

(3) This number includes shares of our common stock to be issued upon the exercise of outstanding non-qualified stock options issued as partial consideration for the provision of certain consulting services.

Unregistered Sales of Equity Securities

          Not applicable.

Uses of Proceeds from Sale of Registered Securities

          Not applicable.

Issuer Purchases of Equity Securities

          The following table summarizes the repurchases of the Company’s common stock during the three month period ended December 31, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
October 1 to 31, 2012	—	$—	—	$—
November 1 to 30, 2012	2,278	13.95	—	—
December 1 to 31, 2012	—	—	—	—
	2,278	$13.95	—	$—

(1)	Represents the surrender of shares of common stock of the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

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

COMPARISON OF 58-MONTH CUMULATIVE TOTAL RETURN
Among
MAKO Surgical Corp.
The NASDAQ Composite Index
and
The NASDAQ Medical Equipment Index

	2/14/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010
MAKO Surgical Corp.	$100.00	$97.93	$79.74	$78.98	$72.77	$84.10	$98.26	$95.42	$120.92	$146.84	$135.62
NASDAQ Composite	$100.00	$97.71	$98.30	$89.27	$67.61	$65.53	$78.67	$90.99	$97.28	$102.80	$90.43
NASDAQ Medical Equipment	$100.00	$93.88	$90.03	$87.10	$59.87	$52.40	$68.08	$83.64	$87.31	$97.28	$89.60

	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
MAKO Surgical Corp.	$104.36	$165.80	$262.75	$323.86	$372.77	$274.62	$459.15	$278.98	$189.65	$139.98
NASDAQ Composite	$101.55	$113.73	$119.23	$118.91	$103.55	$111.69	$132.54	$125.83	$133.60	$129.45
NASDAQ Medical Equipment	$90.78	$93.11	$105.89	$111.57	$94.48	$106.97	$124.69	$123.25	$122.86	$119.09

1 This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

(in thousands, except per share data)	Years Ended December 31,

	2012	2011	2010	2009	2008
Statements of Operations Data
Revenue	$102,719	$84,507	$44,296	$34,208	$2,944
Cost of revenue	33,800	26,883	18,173	21,454	3,312
Gross profit (loss)	68,919	57,624	26,123	12,754	(368)
Loss from operations	(35,517)	(36,283)	(38,936)	(34,396)	(37,960)
Net loss	$(32,551)	$(36,143)	$(38,687)	$(34,023)	$(37,082)
Net loss attributable to common stockholders	$(32,551)	$(36,143)	$(38,687)	$(34,023)	$(37,647)
Net loss per share - Basic and diluted attributable to common stockholders (1)	$(0.76)	$(0.89)	$(1.13)	$(1.22)	$(2.20)
Weighted average common shares outstanding - Basic and diluted (2)	42,658	40,752	34,349	27,806	17,096

(in thousands)	As of December 31,

	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$61,367	$13,438	$27,108	$17,159	$62,547
Short-term investments	11,899	36,354	46,401	44,686	1,077
Long-term investments	—	8,902	23,283	9,368	—
Total assets	166,902	127,771	137,079	99,103	86,533
Accumulated deficit	(221,576)	(189,025)	(152,882)	(114,195)	(80,172)
Total stockholders’ equity	140,837	100,438	121,771	90,794	66,514

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

          We have incurred net losses in each year since our inception and, as of December 31, 2012, we had an accumulated deficit of $221.6 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our selling, general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

          Recent business events and key milestones in the development of our business include the following:

•

During the year ended December 31, 2012, we sold 45 RIO systems, comprised of 41 domestic commercial sales, three international commercial sales and one international demonstration sale, and seventeen MAKOplasty THA applications to existing RIO customers. We deferred recognition of two international commercial sales and one international demonstration sale as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of December 31, 2012. As of December 31, 2012, our worldwide commercial installed base was 156 systems, a 38% growth over the 113 systems as of December 31, 2011, and our domestic commercial installed base was 151 systems. Of the installed base of 156 systems, 96 systems, or 62% of our worldwide commercial installed base, have the MAKOplasty THA application.

•	A total of 10,204 MAKOplasty procedures were performed worldwide during the year ended December 31, 2012, representing a 47% increase over the same period in 2011.

•	In October 2012, we commercially launched our RESTORIS PST Cup and Tapered Femoral Stem implant system for use with our MAKOplasty THA application.

•

In November 2012, we completed a public offering of our common stock, issuing 3,498,300 shares at a price per share of $13.15, resulting in net proceeds of approximately $42.9 million, after underwriting commissions and expenses.

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

     Revenue

          Revenue is generated from: (1) Sales of RIO systems and applications (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of maintenance services. Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing losses resulting from selling, general and administrative expenses, research and development expenses and other activities for approximately the next two years. Our future revenue may also be adversely affected by the current general economic conditions and the resulting tightening of the credit markets, which may cause purchasing decisions to be delayed or cause our customers to experience difficulties in securing adequate funding to buy our products.

          The generation of recurring revenue through sales of our implants, disposable products and maintenance contracts is an important part of the MAKOplasty business model. We anticipate that recurring revenue will constitute an increasing percentage of our total revenue as we leverage each new installation of our RIO system to generate recurring sales of implants and disposable products and as we expand our RIO applications and implant product offerings, including our MAKOplasty THA application.

          During the fourth quarter of 2010, we determined that we had incorrectly recognized revenue and expenses associated with the initial one-year service obligation for maintenance included in all previous RIO system sales. Accordingly, in the fourth quarter of 2010, we recorded an adjustment to decrease revenue by $1.2 million, to reverse the accrual for our maintenance obligation by $552,000 and to increase net loss by $644,000, or $(0.02) per basic and diluted share. The adjustment arose over the quarters throughout 2009 and 2010 and did not materially affect our trend in earnings. As the adjustment was related to the correction of an error, we performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, we concluded that the effect of the error was not material to the quarters and years in the two year period ended December 31, 2010 from both a quantitative and qualitative perspective.

     Cost of Revenue

          Cost of revenue primarily consists of the direct costs associated with the manufacture of RIO systems, implants and disposable products for which revenue has been recognized in accordance with our revenue recognition policy. Costs associated with providing maintenance services are expensed as incurred. Cost of revenue also includes the allocation of manufacturing overhead costs, freight, royalties related to the sale of products covered by licensing arrangements and valuation adjustments for obsolete, impaired or excess inventory.

     Selling, General and Administrative Expenses

          Our selling, general and administrative expenses consist primarily of expenses relating to compensation, including the direct salary and benefit cost for sales, marketing, training, clinical research, operations, regulatory, quality, finance, legal, executive, and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs, and recruiting and other human resources expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of employees and activities necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees and activities necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing, protecting and defending our intellectual property rights as necessary and advisable to support our current and future product offerings. Beginning in 2013, each medical device manufacturer must pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. We believe that this excise tax applies to our products.

          We reclassified depreciation expense for certain property and equipment from selling, general and administrative expense to depreciation and amortization expense in the prior periods’ statement of operations to conform to the current period’s presentation as discussed in Item 8, Financial Statements and Supplementary Data, Note 2 to the Financial Statements. This change in presentation only affects the components of operating costs and expenses and does not affect total operating costs and expenses, revenue, cost of revenue, net loss or cash flows.

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

     Revenue Recognition

          Revenue is generated: from (1) unit sales of our RIO system, including associated applications, instrumentation, installation services and training; (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of maintenance services. We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement.

          Our multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) sales of RIO systems and applications; (2) sales of implants and disposable products; and (3) sales of maintenance services. Our revenue recognition policies generally result in revenue recognition at the following points:

1.

RIO system sales: Revenues related to RIO system sales are recognized upon installation of the system, training of at least one surgeon, which typically occurs prior to or concurrent with the RIO system installation, and customer acceptance, if required. Applications sold separately to existing customers are recognized on the same basis as RIO system sales (e.g., upon installation of the application, training of at least one surgeon and customer acceptance, if required).

2.

Procedure revenue: Revenues from the sale of implants and disposable products utilized in MAKOplasty procedures are recognized at the time of sale (i.e., at the time of the related surgical procedure).

3.

Service revenue: Revenues from maintenance services are deferred and recognized ratably over the service period until no further obligation exists. Maintenance services include preventative maintenance and repair on the RIO system hardware, when-and-if-available software and hardware reliability upgrades, or bug fixes, and telephone troubleshooting support.

          Sales of our RIO system generally include a one-year service obligation for maintenance, or the Service Obligation. Upon recognition of a RIO system’s revenue in accordance with our revenue recognition policies, we defer a portion of the RIO system consideration attributable to the Service Obligation and recognize it on a straight-line basis over the service period as a component of revenue – service in the statement of operations. Costs associated with providing maintenance services are expensed to cost of revenue – service as incurred.

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

          We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit worthiness. If collection of the sales price is not deemed probable, the revenue is deferred and recognized at the time collection becomes probable, which is usually upon the receipt of cash.

          Our domestic sales contracts generally do not provide the customer with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. Our domestic sales contracts generally do not provide the customer with a customer acceptance period. If such a right is provided, all related revenues would be deferred until the customer has unconditionally accepted the RIO system.

          Sales contracts for implants and disposable products to independent international distributors generally provide for a right of return. Accordingly, no revenue is recognized for these sales until the right of return expires or is waived. Sales contracts for our RIO system to international distributors generally do not provide the distributor with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. A one-year warranty is provided for RIO system sales to international distributors. The warranty is limited to replacing parts within the warranty period and does not provide for maintenance services. We accrue for the estimated costs of providing the one-year warranty for RIO system sales to international distributors upon installation as a component of cost of revenue - systems in the statements of operations.

          The RIO system includes software that is essential to the functionality of the product. Since the RIO system’s software and non-software components function together to deliver the RIO system’s essential functionality, they are considered one deliverable that is excluded from the software revenue recognition guidance.

          We allocate arrangement consideration to the RIO systems and associated instrumentation, our implants and disposable products and our maintenance services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”), of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price (“ESP”).

          We allocate arrangement consideration using ESP for our RIO system, ESP for our implants and disposables and VSOE of fair value for our maintenance services. VSOE of fair value is based on the price charged when the element is sold separately. ESP is established by determining the price at which we would transact a sale if the product was sold on a stand-alone basis. We determine ESP for our products by considering multiple factors including, but not limited to, geographies, type of customer, and market conditions. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.

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

     Inventory Valuation

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. We review our inventory periodically to determine net realizable value and consider product upgrades in its periodic review of realizability. We adjust our inventory reserve, if required, based on forecasted demand, technological obsolescence and new product introductions to support the growing commercialization of MAKOplasty. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

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

          During the year ended December 31, 2012, we recognized $13.1 million of stock-based compensation expense including stock option grants, restricted stock grants, and compensation expense relating to shares issued under our employee share purchase plan, leaving $22.2 million to be recognized in future periods. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.6 years as of December 31, 2012.

Results of Operations for the Fiscal Years Ended December 31, 2012, 2011, and 2010

	Years Ended December 31,
(in thousands)	2012	2011	Change	% of Change	2011	2010	Change	% of Change

Revenue:
Procedures	$50,920	$34,638	$16,282	47%	$34,638	$17,620	$17,018	97%
Systems	41,219	43,927	(2,708)	(6%)	43,927	24,928	18,999	76%
Service	10,580	5,942	4,638	78%	5,942	1,748	4,194	240%
Total revenue	102,719	84,507	18,212	22%	84,507	44,296	40,211	91%
Cost of revenue:
Procedures	16,845	8,793	8,052	92%	8,793	5,960	2,833	48%
Systems	15,289	16,695	(1,406)	(8%)	16,695	11,171	5,524	49%
Service	1,666	1,395	271	19%	1,395	1,042	353	34%
Total cost of revenue	33,800	26,883	6,917	26%	26,883	18,173	8,710	48%
Gross profit	68,919	57,624	11,295	20%	57,624	26,123	31,501	121%
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	76,992	67,965	9,027	13%	67,965	46,577	21,388	46%
Research and development (exclusive of depreciation and amortization)	20,256	20,592	(336)	(2%)	20,592	14,975	5,617	38%
Depreciation and amortization	7,188	5,350	1,838	34%	5,350	3,507	1,843	53%
Total operating costs and expenses	104,436	93,907	10,529	11%	93,907	65,059	28,848	44%
Loss from operations	(35,517)	(36,283)	766	(2%)	(36,283)	(38,936)	2,653	(7%)
Other income (expense), net	3,051	245	2,806	1,145%	245	317	(72)	(23%)
Loss before income taxes	(32,466)	(36,038)	3,572	(10%)	(36,038)	(38,619)	2,581	(7%)
Income tax expense	85	105	(20)	(19%)	105	68	37	54%
Net loss	$(32,551)	$(36,143)	$3,592	(10%)	$(36,143)	$(38,687)	$2,544	(7%)

     Revenue

          Revenue was $102.7 million for the year ended December 31, 2012, compared to $84.5 million for the year ended December 31, 2011. The increase in revenue of $18.2 million, or 22%, was primarily due to a $16.3 million, or 47%, increase in procedure revenue and a $4.6 million, or 78%, increase in service revenue, which was partially offset by a $2.7 million, or 6%, decrease in RIO system revenue.

          The $16.3 million increase in procedure revenue was attributable to an increase of 47% in the number of MAKOplasty procedures performed during the year ended December 31, 2012 to 10,204 as compared to 6,932 during the year ended December 31, 2012. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial system and relatively consistent average selling price per procedure.

          The $2.7 million decrease in RIO system revenue was attributable to the recognition of $41.2 million of revenue from 42 unit sales of our RIO system, including 41 domestic commercial sales and one international commercial sale, of which thirty included MAKOplasty THA applications, and seventeen MAKOplasty THA application sales to existing customers during the year ended December 31, 2012, as compared to the recognition of $43.9 million of revenue from 48 unit sales of our RIO system during the year ended December 31, 2011, including 44 domestic commercial sales, two international commercial sales and two international demonstration system sales, and 49 MAKOplasty THA application sales during the year ended December 31, 2011. RIO system revenue for the year ended December 31, 2012 was reduced by $5.0 million for the deferral of system revenue primarily related to our Service Obligation for maintenance, as compared to the deferral of $4.0 million during the year ended December 31, 2011. Revenues deferred for the Service Obligation will be recognized in service revenue over the period maintenance services are performed, which is generally twelve months. In addition to the 42 commercial unit sales of our RIO system recognized in 2012, we had two international commercial unit sales for which we deferred revenue recognition as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of December 31, 2012. We also deferred revenue recognition for one international demonstration unit sale of our RIO system during the year ended December 31, 2012, due to a contingent obligation to reimburse the distributor for the costs it incurs in the regulatory process should the agreement be terminated prior to the distributor obtaining regulatory approval.

          The $4.6 million increase in service revenue was attributable to an increase in customer sites under maintenance contracts as our installed base of RIO systems increases.

          We expect our revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

          Revenue was $84.5 million for the year ended December 31, 2011, compared to $44.3 million for the year ended December 31, 2010. The increase in revenue of $40.2 million, or 91%, was primarily due to a $17.0 million, or 97%, increase in procedure revenue, a $19.0 million, or 76%, increase in RIO system revenue and a $4.2 million, or 240%, increase in service revenue.

          The $17.0 million increase in procedure revenue was attributable to an increase of 99% in the number of MAKOplasty procedures performed during the year ended December 31, 2011 to 6,932 as compared to 3,485 during the year ended December 31, 2010. The increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial system and relatively consistent average selling price per procedure.

          The $19.0 million increase in RIO system revenue was attributable to the recognition of $43.9 million of revenue from 48 unit sales of our RIO system, including 44 domestic commercial sales, two international commercial sales and two international demonstration system sales, and 49 MAKOplasty THA application sales during the year ended December 31, 2011, as compared to the recognition of $24.9 million of revenue from 33 unit sales of our RIO system, including 31 domestic commercial sales and two international demonstration system sales, during the year ended December 31, 2010. RIO system revenue for the year ended December 31, 2011 was reduced by $4.0 million for the deferral of system revenue primarily related to our Service Obligation for maintenance, as compared to the deferral of $2.2 million during the year ended December 31, 2010. Revenues deferred for the Service Obligation will be recognized in service revenue over the period maintenance services are performed, which is generally twelve months.

          The $4.2 million increase in service revenue was attributable to an increase in customer sites under maintenance contracts as our installed base of RIO systems increases.

     Cost of Revenue and Gross Profit

     Cost of revenue was $33.8 million for the year ended December 31, 2012, compared to $26.9 million for the year ended December 31, 2011. The increase in cost of revenue of $6.9 million, or 26%, was primarily due to an increase in MAKOplasty procedures performed, a $4.5 million inventory valuation adjustment primarily for excess hip implant inventory as discussed below, and an increase in service cost of revenue, which was attributable to an increase in the installed base of RIO systems covered under maintenance contracts during the year ended December 31, 2012 as compared to the year ended December 31, 2011. We expect our cost of revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

          During the year ended December 31, 2012, we increased our inventory reserve by $4.5 million, or $(0.11) per basic and diluted share, primarily for excess hip implant inventory. The hip implant inventory consisted primarily of RESTORIS Metafix femoral stems (an off-the-shelf hip implant system) and was reserved primarily due to (1) a higher than anticipated volume of cup only THA procedures performed since the commercial launch of our MAKOplasty THA application in September 2011, or the Initial Hip Launch, and (2) based on the limited certainty at the time of the Initial Hip Launch with respect to the timing of commercialization of future hip implant systems we sought to ensure we had an adequate supply of hip implant inventory available. We anticipate the volume of cup only THA procedures relative to all THA procedures will decline in the future following the commercialization in October 2012 of our MAKO-branded RESTORIS PST Cup and Tapered Femoral Stem implant system supplied by Pipeline Orthopedics. Of the $4.5 million inventory valuation adjustment in 2012, $4.3 million was charged to cost of revenue – procedures in the statement of operations and $155,000 was charged to cost of revenue – systems in the statement of operations.

     Gross profit for the year ended December 31, 2012 was $68.9 million compared to a gross profit of $57.6 million for the year ended December 31, 2011. Total gross margin for the year ended December 31, 2012 was 67%, including a 67% margin on procedure revenue, a 63% margin on RIO system revenue and a 84% margin on service revenue compared to a gross margin of 68% for the year ended December 31, 2011, including a 75% margin on procedure revenue, a 62% margin on RIO system revenue and a 77% margin on service revenue. The decrease in margin on procedure revenue was primarily attributable to the $4.3 million inventory valuation adjustment primarily for excess hip implant inventory as discussed above, an increase in Total Hip Arthroplasty procedures, which have a lower margin than Partial Knee Arthroplasty procedures, and an increase in international procedures, which have a lower margin than domestic procedures. Excluding the $4.3 million inventory valuation adjustment, the margin on procedures would have been 75% for the year ended December 31, 2012. The margin on RIO system revenue for the year ended December 31, 2012 was consistent with the margin on RIO system revenue for the year ended December 31, 2011. The increase in margin on service revenue was primarily attributable to a reduction in the frequency of planned preventative maintenance visits as our RIO platform has matured and to a reduction in per visit service costs.

     Cost of revenue was $26.9 million for the year ended December 31, 2011, compared to $18.2 million for the year ended December 31, 2010. The increase in cost of revenue of $8.7 million, or 48%, was primarily due to an increase in MAKOplasty procedures performed and the recognition of the cost of revenue from 48 unit sales of our RIO system and 49 MAKOplasty THA application sales during the year ended December 31, 2011 as compared to the recognition of the cost of revenue from 33 unit sales of our RIO system during the year ended December 31, 2010. This was partially offset by lower per system material costs and lower per procedure material costs for the year ended December 31, 2011, compared to the year ended December 31, 2010. Cost of revenue for the year ended December 31, 2010 was also impacted by a write-off of approximately $1.4 million of excess RESTORIS unicompartmental knee implant system implants, or RESTORIS Classic, necessitated by the rapid adoption of the RESTORIS MCK multicompartmental implant system, or RESTORIS MCK.

     Gross profit for the year ended December 31, 2011 was $57.6 million compared to a gross profit of $26.1 million for the year ended December 31, 2010. Total gross margin for the year ended December 31, 2011 was 68%, including a 75% margin on procedure revenue, a 62% margin on RIO system revenue and a 77% margin on service revenue compared to a gross margin of 59% for the year ended December 31, 2010, including a 66% margin on procedure revenue, a 55% margin on RIO system revenue and a 40% margin on service revenue. The increase in margin on procedure revenue was primarily attributable to lower material costs per procedure and a write-off of approximately $1.4 million of excess RESTORIS Classic implants in 2010. The increase in margin on RIO system revenue was primarily attributable to lower material costs per system. The increase in margin on service revenue was primarily attributable to the change in recognition of the Service Obligation for RIO system sales to service revenue beginning in the fourth quarter of 2010 and to a reduction in per site service costs in 2011. See further discussion of the one-year service obligation for maintenance for RIO system sales in “Factors That May Influence Future Results of Operations” above.

     Selling, General and Administrative

          Selling, general and administrative expense was $77.0 million for the year ended December 31, 2012, compared to $68.0 million for the year ended December 31, 2011. The increase of $9.0 million, or 13%, was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 401 as of December 31, 2011 to 439 as of December 31, 2012. Of the 38 employee increase, 18 were in sales and marketing. Selling, general and administrative expense for the year ended December 31, 2012 included $10.9 million of stock-based compensation expense compared to $8.3 million for the year ended December 31, 2011. The increase in stock-based compensation expense was primarily due to additional option grants made in 2012 combined with an increase in the price of our common stock at the time of the respective grants and to $1.1 million of stock-based compensation recognized for the accelerated vesting of options occurring upon the resignation of our Senior Vice President of Sales and Marketing on July 17, 2012. We have historically issued annual stock option grants to our employees during the first quarter of the year. We expect our selling, general and administrative expenses to continue to increase due to our planned increase in the number of activities and employees necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increase in the number of activities and employees necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

          Selling, general and administrative expense was $68.0 million for the year ended December 31, 2011, compared to $46.6 million for the year ended December 31, 2010. The increase of $21.4 million, or 46%, was primarily due to an increase in sales, marketing and operations costs associated with the production and commercialization of our products and an increase in general and administrative costs to support our continued growth. Our total number of employees increased from 288 as of December 31, 2010 to 401 as of December 31, 2011. Of the 113 employee increase, 45 were in sales and marketing. Selling, general and administrative expense for the year ended December 31, 2010 was also impacted by a write-off of $1.0 million of excess RESTORIS classic instrumentation necessitated by the rapid adoption of RESTORIS MCK, and the corresponding decline in the usage of RESTORIS Classic. Selling, general and administrative expense for the year ended December 31, 2011 included $8.3 million of stock-based compensation expense compared to $5.4 million for the year ended December 31, 2010. The increase in stock-based compensation expense was primarily due to additional option grants and restricted stock grants made in 2011 combined with an increase in the price of our common stock.

     Research and Development

          Research and development expense was $20.3 million for the year ended December 31, 2012, compared to $20.6 million for the year ended December 31, 2011. The decrease of $336,000, or 2%, was primarily due to timing of research and development activities. Research and development expense for the years ended December 31, 2012 and 2011 was also impacted by $907,000 and $1.3 million of expense, respectively, incurred under the

Strategic Alliance Agreement with Pipeline Biomedical Holding, LLC as discussed in Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

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

     Depreciation and Amortization

          Depreciation and amortization expense was $7.2 million for the year ended December 31, 2012, compared to $5.4 million for the year ended December 31, 2011. The increase of $1.8 million, or 34%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2012 and 2011 due to the growth in our business and the expansion of our training facilities in 2012 to support such growth.

          Depreciation and amortization expense was $5.4 million for the year ended December 31, 2011, compared to $3.5 million for the year ended December 31, 2010. The increase of $1.8 million, or 53%, was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2011 and 2010 due to the growth in our business and the expansion of our facilities in 2010 to accommodate an increase in employees and operational activities necessary to support such growth.

          We loan instrumentation to our customers, which are used to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets, or implant instruments, are comprised of tools and equipment that facilitate the implantation of our implants. Implant instruments loaned to customers are not part of the tangible product sold and title of loaned instrument remains with the Company. Depreciation expense for implant instruments is classified in depreciation and amortization expense and was $2.0 million, $1.1 million and $464,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

     Other income (expense), net

          Other income (expense), net was $3.1 million for the year ended December 31, 2012, compared to $245,000 for the year ended December 31, 2011. The increase of $2.8 million, or 1,145%, was primarily due to non-cash income recognized under the credit facility as discussed in Item 8, Financial Statements and Supplementary Data, Note 8 to the Financial Statements, which was partially offset by lower interest earned during 2012 due to lower average cash, cash equivalents and investments balances for the year ended December 31, 2012 compared to the same period in 2011, and $1.0 million of expense for a facility fee under the credit facility as discussed in Item 8, Financial Statements and Supplementary Data, Note 8 to the Financial Statements.

          Other income (expense), net was $245,000 for the year ended December 31, 2011, compared to $317,000 for the year ended December 31, 2010. The decrease of $72,000, or 23%, was primarily due to lower yields realized on our cash, cash equivalents and investments compared with the same period of 2010, which is attributable to a cash investment strategy that emphasizes the security of the principal invested and fulfillment of liquidity needs, and to realized losses on foreign currency transactions for the year ended December 31, 2011.

     Income Taxes

          No federal income tax expense was recognized for the years ended December 31, 2012, 2011 or 2010,

due to net operating losses in each period. State and local income taxes for the years ended December 31, 2012, 2011 and 2010 were $85,000, $105,000 and $68,000, respectively. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the years ended December 31, 2012, 2011 or 2010, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	2012	2011	Change	% of Change	2011	2010	Change	% of Change
Cash and cash equivalents	$61,367	$13,438	$47,929	357%	$13,438	$27,108	$(13,670)	(50%)
Short-term investments	11,899	36,354	(24,455)	(67%)	36,354	46,401	(10,047)	(22%)
Long-term investments	—	8,902	(8,902)	(100%)	8,902	23,283	(14,381)	(62%)
Total cash, cash equivalents, and investments	$73,266	$58,694	$14,572	25%	$58,694	$96,792	$(38,098)	(39%)

Cash used in operating activities	$(25,935)	$(27,303)	$1,368	(5%)	$(27,303)	$(30,292)	$2,989	(10%)
Cash provided by (used in) investing activities	24,980	10,584	14,396	136%	10,584	(20,076)	30,660	(153%)
Cash provided by financing activities	48,884	3,049	45,835	1,503%	3,049	60,317	(57,268)	(95%)
Net increase (decrease) in cash and cash equivalents	$47,929	$(13,670)	$61,599	(451%)	$(13,670)	$9,949	$(23,619)	(237%)

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of December 31, 2012, we had an accumulated deficit of $221.6 million and have financed our operations principally through the sale of our equity securities.

          In November 2012, we completed a public offering of our common stock, issuing 3,498,300 shares at a price per share of $13.15, resulting in net proceeds of approximately $42.9 million, after underwriting commissions and expenses.

          As of December 31, 2012, we had $73.3 million in cash, cash equivalents and available-for-sale investments. Our cash and investments classified as available-for-sale are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

          On May 7, 2012, we entered into a Facility Agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, as amended on June 28, 2012, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the agreement, we have the flexibility, but are not required, to draw down on the Facility Agreement in $10 million increments, or the Financing Commitment, at any time until May 15, 2013.

          Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of our assets excluding only our intellectual property assets. Accrued interest is payable quarterly in cash. We have the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, or the Draw Period, we are required to pay Deerfield a fee of $1.0 million, or the Facility Fee. As of December 31, 2012, we have not drawn any amounts under the Facility Agreement. We have recorded $1.0 million to expense for the Facility Fee in other income (expense), net in the statement of operations during the year ended December 31, 2012, as we determined it was probable that we would be required to pay the Facility Fee.

          Each $10 million disbursement shall be accompanied by the issuance to Deerfield of warrants to purchase 140,000 shares of our common stock, at an exercise price equal to a 20% premium to the mean closing price of our common stock over the five trading days following receipt by Deerfield of the draw notice. The Financing

Commitment is classified as a current asset on the balance sheet and is considered a derivative as we can put additional warrants and debt to Deerfield. The initial fair value of the Financing Commitment on May 7, 2012, was $3.9 million and the fair value of the Financing Commitment on December 31, 2012 was $7.6 million. The $3.7 million change in the fair value of the Financing Commitment for the year ended December 31, 2012, was recorded as income in other income (expense), net in the statement of operations. Upon the expiration of the Draw Period on May 15, 2013, the Financing Commitment will have no value and any previously capitalized amount would be reversed to expense in other income (expense), net in the statement of operations.

     Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by non-cash items, such as depreciation and amortization, stock-based compensation and the inventory valuation adjustment as discussed in “Results of Operations for the Fiscal Years Ended December 31, 2012, 2011, and 2010” above. Net cash used in operating activities for the year ended December 31, 2012 was also affected by non-cash changes under the credit facility as discussed in Item 8, Financial Statements and Supplementary Data, Note 8 to the Financial Statements. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the year ended December 31, 2012 are $12.7 million of increases to inventory necessitated by increased sales of implants and disposable products and the commercial launch of our MAKOplasty THA application, $3.3 million of decreases to accrued compensation and employee benefits, and $3.9 million of increases to accounts payable and other accrued liabilities. This was partially offset by $5.9 million of increases to deferred revenue primarily related to the Service Obligation for RIO system sales and the deferral of two international commercial RIO sales and one international demonstration RIO sale as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of December 31, 2012. Included in changes in operating assets and liabilities for the year ended December 31, 2011 are $11.6 million of increases to inventory necessitated by increased sales of RIO systems and implants and disposable products and the commercial launch of our MAKOplasty THA application and $9.4 million of increases to accounts receivable due to increased sales in the fourth quarter of 2011 compared with the same period of 2010. This was partially offset by $2.7 million of increases to accounts payable and $5.6 million of increases to other accrued liabilities. Net cash used in operating activities was also reduced in 2012 and 2011 by the recognition of research and development expense associated with stock issued under the Strategic Alliance Agreement with Pipeline Biomedical Holding, Inc. as discussed in Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements.

     Net Cash Provided by (Used in) Investing Activities

          Net cash provided by investing activities for the year ended December 31, 2012 was attributable to proceeds of $42.5 million from sales and maturities of investments, which was partially offset by the purchase of investments of $9.6 million and purchases of property and equipment of $7.9 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and service and demonstration RIO systems and instrumentation to support the growth in our business. Net cash provided by investing activities for the year ended December 31, 2011 was primarily attributable to proceeds of $57.3 million from sales and maturities of investments, which was partially offset by the purchase of investments of $33.1 million and purchases of property and equipment of $12.3 million due to the growth in our business, the expansion of our facilities and instrumentation required for the commercial launch of the MAKOplasty THA application in September 2011.

     Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the year ended December 31, 2012 was primarily attributable to net proceeds of $42.9 million received in a public offering of our common stock in November 2012, proceeds received under our employee stock purchase plan of $1.9 million and proceeds received on the exercise of stock options and warrants of $4.3 million. Net cash provided by our financing activities for the year ended December 31, 2011 was primarily attributable to proceeds received under our employee stock purchase plan of $1.2 million and to proceeds received on the exercise of stock options and warrants of $2.9 million

     Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for approximately the next two years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and MAKOplasty applications, including our MAKOplasty THA application, and our implant systems, continue research and development of existing and future products, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RIO system and implant systems, and introducing new and potential future applications including our MAKO-branded RESTORIS PST Cup and Tapered Femoral Stem implant system, which we commercially released in October 2012.

          In executing our current business plan, we believe our cash, cash equivalents and investment balances as of December 31, 2012, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on our available credit facility, or modify our current business plan. The sale of additional equity, the issuance of warrants in connection with a draw on our credit facility or the sale of convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

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

     Contractual Obligations

          The following table summarizes our outstanding contractual obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Payment Due by Period
		December 31,			After 2017
	Total	2013	2014-2015	2016-2017
Contractual Obligations
Minimum royalty payments - licenses	$11,239	$2,221	$3,807	$3,461	$1,750
Operating lease - real estate	7,752	658	1,927	2,160	3,007
Purchase commitments and obligations	8,227	8,227	—	—	—
Research and license agreement obligations	2,530	1,308	514	227	481
Facility fee under the credit facility	1,000	1,000	—	—	—
Total	$30,748	$13,414	$6,248	$5,848	$5,238

          Our commitments for minimum royalty payments relate to payments under various licenses and sublicenses as discussed in Item 8, Financial Statements and Supplementary Data, Note 7 to the Financial Statements. Our commitments for operating leases relate to leases for our facilities in Fort Lauderdale, Florida and Dania Beach, Florida. Our commitments for purchase commitments and obligations include an estimate of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Our commitments for research and license agreement obligations relate to payments under contractual agreements for sponsored research and license fees. Our commitments for the facility fee under the credit facility relate to a $1.0 million payment we are required to pay Deerfield if no amounts are drawn under the Facility Agreement by May 15, 2013.

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

MAKO SURGICAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MAKO Surgical Corp.

We have audited the accompanying balance sheets of MAKO Surgical Corp. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAKO Surgical Corp. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAKO Surgical Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MAKO Surgical Corp.

We have audited MAKO Surgical Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAKO Surgical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAKO Surgical Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MAKO Surgical Corp. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of MAKO Surgical Corp. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 28, 2013

MAKO SURGICAL CORP.

Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$61,367	$13,438
Short-term investments	11,899	36,354
Accounts receivable, net of allowances of $381 and $158, at December 31, 2012 and 2011, respectively	22,389	20,783
Inventory	25,080	19,529
Deferred cost of revenue	967	160
Financing commitment asset (Note 8)	7,608	—
Prepaid and other current assets	1,972	1,800
Total current assets	131,282	92,064
Long-term investments	—	8,902
Cost method investment (Note 7)	4,181	—
Property and equipment, net	22,996	19,389
Intangible assets, net	5,657	7,284
Other assets	2,786	132
Total assets	$166,902	$127,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,267	$4,231
Accrued compensation and employee benefits	4,298	7,579
Other accrued liabilities	8,727	10,622
Deferred revenue	9,973	4,826
Total current liabilities	25,265	27,258

Deferred revenue, non-current	800	75
Total liabilities	26,065	27,333

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 135,000,000 authorized; 46,601,252 and 41,439,057 shares issued and outstanding as of December 31, 2012 and 2011, respectively (excludes 421,999 and 468,750 unvested shares of restricted stock as of December 31, 2012 and 2011, respectively)	47	41
Additional paid-in capital	362,364	289,352
Accumulated deficit	(221,576)	(189,025)
Accumulated other comprehensive gain	2	70
Total stockholders’ equity	140,837	100,438
Total liabilities and stockholders’ equity	$166,902	$127,771

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Procedures	$50,920	$34,638	$17,620
Systems	41,219	43,927	24,928
Service	10,580	5,942	1,748
Total revenue	102,719	84,507	44,296
Cost of revenue:
Procedures	16,845	8,793	5,960
Systems	15,289	16,695	11,171
Service	1,666	1,395	1,042
Total cost of revenue	33,800	26,883	18,173
Gross profit	68,919	57,624	26,123
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	76,992	67,965	46,577
Research and development (exclusive of depreciation and amortization)	20,256	20,592	14,975
Depreciation and amortization	7,188	5,350	3,507
Total operating costs and expenses	104,436	93,907	65,059
Loss from operations	(35,517)	(36,283)	(38,936)
Other income (expense), net	3,051	245	317
Loss before income taxes	(32,466)	(36,038)	(38,619)
Income tax expense	85	105	68
Net loss	$(32,551)	$(36,143)	$(38,687)
Net loss per share - Basic and diluted	$(0.76)	$(0.89)	$(1.13)
Weighted average common shares outstanding - Basic and diluted	42,658	40,752	34,349

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2012	2011	2010

Net Loss	$(32,551)	$(36,143)	$(38,687)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(68)	169	(78)
Comprehensive loss	$(32,619)	$(35,974)	$(38,765)

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Stockholders’ Equity
(in thousands)

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2009	33,036	$33	$204,977	$(114,195)	$(21)	$90,794
Issuance of common stock in equity financing	6,325	6	59,277	—	—	59,283
Issuance of common stock under employee stock purchase plan	86	—	765	—	—	765
Issuance of common stock upon exercise of options and warrants	199	—	611	—	—	611
Stock-based compensation expense	—	—	5,027	—	—	5,027
Restricted common stock compensation expense	97	—	1,344	—	—	1,344
Receipt of shares delivered in payment of payroll taxes	(28)	—	(342)	—	—	(342)
Issuance of stock to a related party for intangible assets	230	1	3,053	—	—	3,054
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(78)	(78)
Net loss	—	—	—	(38,687)	—	(38,687)
Balance at December 31, 2010	39,945	40	274,712	(152,882)	(99)	121,771
Issuance of common stock under employee stock purchase plan	77	—	1,168	—	—	1,168
Issuance of common stock upon exercise of options and warrants	1,126	1	2,931	—	—	2,932
Stock-based compensation expense	—	—	7,959	—	—	7,959
Restricted common stock compensation expense	131	—	1,942	—	—	1,942
Receipt of shares delivered in payment of payroll taxes	(43)	—	(1,051)	—	—	(1,051)
Issuance of stock under development agreement (Note 7)	203	—	1,691	—	—	1,691
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	169	169
Net loss	—	—	—	(36,143)	—	(36,143)
Balance at December 31, 2011	41,439	41	289,352	(189,025)	70	100,438
Issuance of common stock in equity financing	3,498	4	42,883	—	—	42,887
Issuance of common stock under employee stock purchase plan	99	—	1,885	—	—	1,885
Issuance of common stock upon exercise of options and warrants	1,029	1	4,314	—	—	4,315
Stock-based compensation expense	—	—	11,559	—	—	11,559
Restricted common stock compensation expense	53	—	1,578	—	—	1,578
Receipt of shares delivered in payment of payroll taxes	(7)	—	(203)	—	—	(203)
Issuance of warrants under credit facility (Note 8)	—	—	3,610	—	—	3,610
Issuance of stock under development agreement (Note 7)	—	—	907	—	—	907
Issuance of stock under amendment to development agreement (Note 7)	490	1	6,479	—	—	6,480
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(68)	(68)
Net loss	—	—	—	(32,551)	—	(32,551)
Balance at December 31, 2012	46,601	$47	$362,364	$(221,576)	$2	$140,837

See accompanying notes.

MAKO SURGICAL CORP.

Statements of Cash Flows
(in thousands, except share data)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(32,551)	$(36,143)	$(38,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,909	4,352	2,445
Amortization of intangible assets	1,692	1,446	1,070
Stock-based compensation	13,137	9,901	6,371
Provision for inventory reserve	4,484	256	1,701
Amortization of premium on investment securities	335	476	480
Loss on asset impairment	1,033	146	1,248
Provision for doubtful accounts	266	158	—
Issuance of stock under development agreement (Note 7)	907	1,691	—
Non-cash changes under credit facility	(3,998)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,872)	(9,381)	(5,024)
Inventory	(12,699)	(11,619)	(6,087)
Deferred cost of revenue	(807)	(160)	—
Prepaid and other current assets	(172)	(517)	(751)
Other assets	(331)	66	(57)
Accounts payable	(1,964)	2,713	359
Accrued compensation and employee benefits	(3,281)	2,033	1,837
Other accrued liabilities	(1,895)	5,558	2,192
Deferred revenue	5,872	1,721	2,611
Net cash used in operating activities	(25,935)	(27,303)	(30,292)
Investing activities:
Purchase of investments	(9,615)	(33,131)	(65,828)
Proceeds from sales and maturities of investments	42,545	57,252	49,692
Acquisition of property and equipment	(7,885)	(12,337)	(2,628)
Acquisition of intangible assets	(65)	(1,200)	(1,312)
Net cash provided by (used in) investing activities	24,980	10,584	(20,076)
Financing activities:
Proceeds from issuance of common stock in equity financing, net of underwriting fees	43,243	—	59,708
Equity financing costs	(356)	—	(425)
Proceeds from employee stock purchase plan	1,885	1,168	765
Exercise of common stock options and warrants for cash	4,315	2,932	611
Payment of payroll taxes relating to vesting of restricted stock	(203)	(1,051)	(342)
Net cash provided by financing activities	48,884	3,049	60,317
Net increase (decrease) in cash and cash equivalents	47,929	(13,670)	9,949
Cash and cash equivalents at beginning of year	13,438	27,108	17,159
Cash and cash equivalents at end of year	$61,367	$13,438	$27,108
Non-cash investing and financing activities:
Receipt of 6,834, 43,058, and 28,307 shares of common stock delivered in payment of payroll taxes for the years ended December 31, 2012, 2011 and 2010, respectively	$203	$1,051	$342
Transfers of inventory to property and equipment	2,664	2,338	2,259
Issuance of stock under development agreement (Note 7)	907	1,691	—
Issuance of stock under amendment to development agreement (Note 7)	6,504	—	—
Issuance of stock to a related party for intangible assets	—	—	3,054

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Financial Statements

1. Organization and Basis of Presentation

          MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its RIO® Robotic Arm Interactive Orthopedic (“RIO”) system, joint specific applications for the knee and hip, and proprietary RESTORIS® implants for orthopedic procedures called MAKOplasty®. The Company is headquartered in Fort Lauderdale, Florida and its common stock trades on The NASDAQ Global Select Market under the ticker symbol “MAKO.”

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

     Liquidity and Operations

          In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities or drawing on the Company’s available credit facility (see Note 8 for a discussion of the credit facility), or modify its current business plan. The sale of additional equity, the issuance of warrants in connection with a draw on the Company’s credit facility or the sale of convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and ability to issue dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

          The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with new and established domestic and foreign government regulations and taxes, uncertainty of widespread market acceptance of products, unanticipated changes in the timing of the sales cycle for the Company’s products or the vetting process undertaken by prospective customers, access to credit for capital purchases by the Company’s customers, product liability, the need to obtain additional financing and reliance on single source suppliers for implant products. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

          The Company expects to derive most of its revenue from capital sales of its RIO system, current and future MAKOplasty applications to the RIO system (together with the RIO, the “RIO system”), recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve broad commercial acceptance of MAKOplasty or obtain regulatory clearances or approvals for future products, including other orthopedic products, its revenue would be adversely affected and the Company may not become profitable.

          The Company’s current versions of its RIO system, its MAKOplasty partial knee and total hip arthroplasty RIO applications, and its RESTORIS® MCK multicompartmental knee implant systems and RESTORIS total hip implant systems have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied any such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

          No single customer accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2012 and 2010. One third-party leasing company accounted for 12% of the Company’s total revenue for the year ended December 31, 2011. During the years ended December 31, 2012, 2011 and 2010, domestic revenue accounted for 96% or greater of total revenue, while international revenue accounted for 4% or less of total revenue, for each of the years. No single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2012, 2011 and 2010.

     Reclassifications

          The Company reclassified depreciation expense for certain property and equipment from selling, general and administrative expense to depreciation and amortization expense in the prior periods’ statement of operations to conform to the current period’s presentation. This change in presentation only affects the components of operating costs and expenses and does not affect total operating costs and expenses, revenue, cost of revenue, net loss or cash flows. Conforming changes have been made for all prior periods presented, as follows (in thousands):

(in thousands)
	Year Ended December 31, 2011			Year Ended December 31, 2010
	As Previously Reported	Amount Reclassified	As Reported Herein	As Previously Reported	Amount Reclassified	As Reported Herein
Selling, general and administrative	$69,024	$(1,059)	$67,965	$47,041	$(464)	$46,577
Research and development	20,592	—	20,592	14,975	—	14,975
Depreciation and amortization	4,291	1,059	5,350	3,043	464	3,507
Total operating costs and expenses	$93,907	$—	$93,907	$65,059	$—	$65,059

2. Summary of Significant Accounting Policies

     Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity at date of purchase of 90 days or less to be cash equivalents.

     Fair Value of Financial Instruments

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

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

     Inventory

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. The Company adjusts its inventory reserve, if required, based on forecasted demand, technological obsolescence and new product introductions. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

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

          The Company loans instrumentation to its customers, who use the instrumentation to perform MAKOplasty procedures in conjunction with using the RIO system. These loaned instrument sets are comprised of tools and equipment that facilitate the implantation of the Company’s implants (“Implant Instruments”). Implant Instruments loaned to customers are not part of the tangible product sold and title of Implant Instruments remains with the Company. Accordingly, Implant Instruments are classified as a long-lived asset and included as a component of property and equipment. Undeployed Implant Instruments are carried at cost, net of allowances for excess and obsolete instruments. Implant Instruments in the field are carried at cost less accumulated depreciation. Depreciation expense for Implant Instruments is classified in depreciation and amortization expense and is computed using the straight-line method based on an estimated useful life of five years. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable.

          The Company also enters into RIO system consignment arrangements for clinical evaluation or clinical research purposes with terms ranging from sixty days to three years. Under the terms of such arrangements, the Company installs a RIO system at the evaluation or research site and retains title to the RIO system, while the evaluation or research site has use of the RIO system and purchases the Company’s implants and disposables products. Depreciation expense on consigned RIO systems and instruments is classified in depreciation and amortization expense and is computed using the straight-line method based on the estimated useful life of three years. As of December 31, 2012, the Company had one consigned RIO system, which is being utilized for clinical research purposes.

          Service and demonstration RIO systems and instruments consist of RIO systems, associated instrumentation, service tools and equipment, and MAKOplasty procedure models used for sales demonstrations, surgeon training, and temporary RIO system placements at customer sites under maintenance contracts. Service and demonstration RIO systems and instruments are classified as a long-lived asset and included as a component of property and equipment. Depreciation expense on service and demonstration RIO systems and instruments is classified in depreciation and amortization expense and is computed using the straight-line method based on an estimated useful life of three years.

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

     Revenue Recognition

          Revenue is generated: from (1) unit sales of the RIO system, including associated applications, instrumentation, installation services and training; (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of maintenance services. The Company recognizes revenue in accordance with ASC 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

          The Company’s multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) sales of RIO systems and applications; (2) sales of implants and disposable products; and (3) sales of maintenance services. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.

RIO system sales: Revenues related to RIO system sales are recognized upon installation of the system, training of at least one surgeon, which typically occurs prior to or concurrent with the RIO system installation, and customer acceptance, if required. Applications sold separately to existing customers are recognized on the same basis as RIO system sales (e.g., upon installation of the application, training of at least one surgeon and customer acceptance, if required).

2.

Procedure revenue: Revenues from the sale of implants and disposable products utilized in MAKOplasty procedures are recognized at the time of sale (i.e., at the time of the related surgical procedure).

3.

Service revenue: Revenues from maintenance services are deferred and recognized ratably over the service period until no further obligation exists. Maintenance services include preventative maintenance and repair on the RIO system hardware, when-and-if-available software and hardware reliability upgrades (“bug fixes”) and telephone troubleshooting support.

          Sales of the Company’s RIO system generally include a one-year service obligation for maintenance (the “Service Obligation”). Upon recognition of a RIO system’s revenue in accordance with the Company’s revenue recognition policies, the Company defers a portion of the RIO system consideration attributable to the Service Obligation and recognizes it on a straight-line basis over the service period as a component of revenue – service in the statement of operations. Costs associated with providing maintenance services are expensed to cost of revenue – service as incurred.

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

          The Company assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit worthiness. If collection of the sales price is not deemed probable, the revenue is deferred and recognized at the time collection becomes probable, which is usually upon the receipt of cash.

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

          Sales contracts for implants and disposable products to independent international distributors generally provide for a right of return. Accordingly, no revenue is recognized for these sales until the right of return expires or is waived. Sales contracts for the Company’s RIO system to international distributors generally do not provide the distributor with a right of return. If such a right is provided, all related revenues would be deferred until such right expires or is waived. A one-year warranty is provided for RIO system sales to international distributors. The warranty is limited to replacing parts within the warranty period and does not provide for maintenance services. The Company accrues for the estimated costs of providing the one-year warranty for RIO system sales to international distributors upon installation as a component of cost of revenue - systems in the statements of operations.

          The Company’s RIO system includes software that is essential to the functionality of the product. Since the RIO system’s software and non-software components function together to deliver the RIO system’s essential functionality, they are considered one deliverable that is excluded from the software revenue recognition guidance.

          The Company allocates arrangement consideration to the RIO systems and associated instrumentation, its implants and disposables and its maintenance services based upon the relative selling-price method. Under this method, revenue is allocated at the time of sale to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”) of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price (“ESP”).

          The Company allocates arrangement consideration using ESP for its RIO system, ESP for its implants and disposable products and VSOE of fair value for its maintenance services. VSOE of fair value is based on the price charged when the element is sold separately. ESP is established by determining the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP for its products by considering multiple factors including, but not limited to, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

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

     Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for maintenance services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of December 31, 2012 consisted primarily of deferred service revenue for maintenance services.

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

          See Note 9 for a detailed discussion of the various stock option plans and related stock-based compensation.

     Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs were approximately $2.3 million, $2.4 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

     Foreign Currency Transactions

          Gains or losses from foreign currency transactions are included in other income (expense), net. To date, realized gains and losses recognized from foreign currency transactions were not significant.

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

(in thousands)
	December 31,
	2012	2011	2010
Stock options outstanding	5,450	4,753	4,405
Warrants to purchase common stock	1,211	1,503	2,039
Unvested restricted stock	422	469	503
Total	7,083	6,725	6,947

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

     Segments

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

3. Available-For-Sale Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in other comprehensive gain (loss) within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. During the years ended December 31, 2012, 2011 and 2010, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

     As of December 31, 2012

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$1,704	$1	$—	$1,705
Certificates of deposit	10,193	7	(6)	10,194
Total investments	$11,897	$8	$(6)	$11,899

     As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$19,733	$23	$(3)	$19,753
Certificates of deposit	16,588	24	(11)	16,601
Long-term investments:
U.S. government agencies	3,761	21	—	3,782
Certificates of deposit	5,104	18	(2)	5,120
Total investments	$45,186	$86	$(16)	$45,256

          As of December 31, 2012 and December 31, 2011, all short-term investments had maturity dates of less than one year. As of December 31, 2011, all long-term investments had maturity dates between one and two years.

4. Fair Value Measurements

          A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 Inputs – unobservable inputs for the asset or liability.

          The fair values of the Company’s financial assets measured on a recurring basis are summarized below:

(in thousands)
		Fair Value Measurements at the Reporting Date Using
	December 31, 2012	Level 1	Level 2	Level 3
Short-term investments:
U.S. government agencies	$1,705	$1,001	$704	$—
Certificates of deposit	10,194	—	10,194	—
Financing commitment asset	7,608	—	—	7,608
Total assets	$19,507	$1,001	$10,898	$7,608

(in thousands)
		Fair Value Measurements at the Reporting Date Using
	December 31, 2011	Level 1	Level 2	Level 3

Short-term investments:
U.S. government agencies	$19,753	$756	$18,997	$—
Certificates of deposit	16,601	—	16,601	—
Long-term investments:
U.S. government agencies	3,782	1,522	2,260	—
Certificates of deposit	5,120	—	5,120	—
Total assets	$45,256	$2,278	$42,978	$—

          The Company’s Level 2 assets consist of certificates of deposit and U.S. government agency securities. Level 2 securities are priced based on quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable market inputs for similar securities. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy. See Note 8 for more information regarding the Company’s financing commitment asset.

          The table below provides a reconciliation of the financing commitment asset measured at fair value on a recurring basis which use Level 3 inputs for the year ended December 31, 2012.

(in thousands)
Fair Value Measurements Level 3
Year Ended December 31, 2012
Balance at December 31, 2011	$—
Initial value of financing commitment asset	3,935
Change in value of financing commitment asset reported in other income (expense)	3,673
Balance at December 31, 2012	$7,608

5. Selected Balance Sheet Components

(in thousands)
	December 31,
	2012	2011
Inventory:
Raw materials	$4,351	$3,051
Work-in-process	1,159	866
Finished goods	19,570	15,612
Total inventory	$25,080	$19,529

          During the years ended December 31, 2012 and 2011, the Company increased its inventory reserve by approximately $4.5 million, or $(0.11) per basic and diluted share, and $256,000, respectively. The $4.5 million inventory valuation adjustment in 2012 primarily related to excess hip implant inventory. Inventory valuation reserves are determined based on the Company’s assessment of the demand for its products and the on hand quantities of inventory. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products, technical obsolescence and new product introductions, future valuation adjustments of the Company’s inventory may occur.

(in thousands)
	December 31,		Estimated Useful Life
	2012	2011
Property and equipment:
Implant Instruments and consigned RIO systems	$12,673	$8,200	3-5 years
Service and demo RIO systems and instruments	7,646	5,587	3 years
Computer equipment and software	4,763	4,775	3 years
Manufacturing and laboratory equipment	3,172	2,657	3-5 years
Undeployed implant instruments	4,829	4,525	See Note 2
Office furniture and equipment	1,486	1,306	7 years
Leasehold improvements	1,891	1,782	Lesser of 7-10 years or lease term
	36,460	28,832
Less accumulated depreciation	(13,464)	(9,443)
Total property and equipment, net	$22,996	$19,389

(in thousands)
	December 31,
	2012	2011
Other accrued liabilities:
Accrued royalties	$1,562	$1,580
Other	7,165	9,042
	$8,727	$10,622

6. Intangible Assets

          The Company’s intangible assets are comprised of purchased patents, patent applications and licenses to intellectual property rights (the “Licenses”). The Licenses are amortized on a straight line basis over their estimated useful lives which range from approximately 3 to 13 years. See Note 7 for additional discussion of Licenses.

          The following tables present details of MAKO’s intangible assets:

(in thousands)
	December 31,
	2012		2011
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Licenses	$9,144	8.5	$9,080	8.6
Other purchased intellectual property	3,166	8.0	3,166	8.0
	12,310	8.4	12,246	8.4
Less: accumulated amortization	(6,653)		(4,962)
Intangible assets, net	$5,657		$7,284

          Amortization expense related to intangible assets was approximately $1.7 million, $1.4 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

          The estimated future amortization expense of intangible assets for the next five years as of December 31, 2012 is as follows:

(in thousands)
2013	$1,686
2014	1,492
2015	1,211
2016	608
2017	456
Total	$5,453

7. Commitments and Contingencies

     Operating Leases

          In August 2012, the Company entered into a seven year operating lease for its training facilities in Dania Beach, Florida (the “2012 Lease”). Under the 2012 Lease, the Company has the option to renew its facility lease for an additional period of either three or five years. The lease provides for periodic rent increases and requires the Company to pay the certain operating costs including property taxes.

          In September 2010, the Company entered into a ten year operating lease for its headquarters in Fort Lauderdale, Florida (the “2010 Lease”). Under the 2010 Lease, the Company has the option to renew its facility lease for two consecutive five year periods. The lease provides for periodic rent increases and requires the Company to pay the operating costs including taxes, insurance and maintenance.

          Rent expense on a straight-line basis was $1.0 million, $850,000 and $624,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The rent expense for the years ended December 31, 2012, 2011 and 2010 included the Company’s monthly variable operating costs of its facilities.

          Future minimum lease commitments, excluding monthly variable operating costs, under the Company’s operating leases as of December 31, 2012 are as follows:

(in thousands)
2013	$658
2014	883
2015	1,044
2016	1,068
2017	1,092
Thereafter	3,007
Total	$7,752

     Purchase Commitments

          At December 31, 2012, the Company was committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $8.2 million. Other commitments include sponsored research and license agreement obligations under contractual arrangements of $2.5 million as of December 31, 2012.

     License and Development Agreements

          The Company has license agreements and development agreements related to current product offerings and research and development projects. Royalty payments related to these agreements are anticipated to range between 2% and 11% of future sales of the Company’s RIO system and components thereof and/or products. These royalty payments are subject to certain minimum annual royalty payments as shown in the schedule below. The terms of these license agreements continue until the terms expire or the related licensed patents and intellectual property rights expire, which is expected to range between 2 and 20 years. The net expense related to the Company’s license and royalty agreements was approximately $3.7 million, $3.3 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

          As of December 31, 2012, future annual minimum royalty payments under licenses and development agreements are anticipated to be as follows:

(in thousands)
2013	$2,221
2014	2,031
2015	1,776
2016	1,758
2017	1,703
Thereafter	1,750
Total	$11,239

     Development Agreement

          In October 2010, the Company entered into a Strategic Alliance Agreement with Pipeline (the “Pipeline Agreement”) to develop and supply potential future advanced implant technologies for use with the Company’s RIO system, including the development of a MAKO-branded RESTORIS family of hip implant systems for use with the MAKOplasty total hip arthroplasty application. Upon execution of the Pipeline Agreement on October 1, 2010, the Company issued and delivered to Pipeline 203,417 unregistered restricted shares of its common stock (the “Pipeline Shares”) as consideration for the rights granted to MAKO under the Pipeline Agreement. The Pipeline Shares vested in the first quarter of 2011 upon achievement of certain performance conditions (the “Performance Conditions”).

          The total value of $4.0 million to be recognized for the value of the Pipeline Shares was determined in the first quarter of 2011 on the date the Performance Conditions were achieved and the Pipeline Shares vested. The value of the Pipeline Shares is being recognized as a component of research and development expense on a straight line basis over 45 months from the effective date of the Pipeline Agreement through June 30, 2014 - the period over which Pipeline is expected to perform development services under the Pipeline Agreement. Pursuant to an amendment to the Pipeline Agreement dated October 21, 2011, the expected development period was extended 12 months from the effective date of the Pipeline Agreement through June 30, 2014. In accordance with ASC 505-50, however, no research and development expense associated with the services under the Pipeline Agreement was to be recognized for the Pipeline Shares until achievement of the Performance Conditions. Accordingly, the Company recognized $907,000 and $1.3 million (net of a reversal of a $400,000 accrual related to a breakup fee if the Performance Conditions were not achieved) of expense related to the Pipeline Shares during the years ended December 31, 2012 and 2011, respectively. The Pipeline Agreement contains provisions under which Pipeline will supply the Company implants developed under the Pipeline Agreement.

          On November 7, 2012, the Company entered into the Second Amendment to Strategic Alliance Agreement (the “Second Amendment”) with Pipeline. In connection with the execution of the Second Amendment, the Company entered into a Subscription Agreement with Pipeline under which the Company issued and delivered to Pipeline 490,471 shares of the Company’s common stock (the “Pipeline Investment”) with a fair market value of $6.5 million on the closing date, which was November 13, 2012. In exchange for the Pipeline Investment, the Company received a $2.5 million credit (the “Pipeline Credit”) pursuant to the commercial arrangement between the parties and a minority equity interest in Pipeline which consists of 1,137,513 shares of Pipeline common stock (the “Pipeline Equity”) that are subject to redemption and conversion into an exclusive, limited distribution rights agreement for certain Pipeline technology in certain instances.

          The Company allocated the value of the Pipeline Investment to the assets acquired under the Second Amendment on a relative fair value basis in accordance with ASC 805-50-30-3. The Company recorded the allocated consideration of $4.2 million for the Pipeline Equity in cost method investment on the balance sheet and the allocated consideration of $2.3 million for the Pipeline Credit in other assets on the balance sheet. The Company accounts for the Pipeline Equity as a cost method investment under ASC 325-20, Cost Method Investments. It is not practical to estimate the fair value of the Pipeline Equity as Pipeline’s securities are not publicly traded. The Company reviews the Pipeline Credit and the Pipeline Equity for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. No events or circumstances indicated that the Pipeline Credit or the Pipeline Equity was impaired as of December 31, 2012. The Company has no further obligation to fund Pipeline’s research of implant technologies under the Pipeline Agreement, as amended.

     Legal Proceedings

          In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The court consolidated the Harrison and Parker complaints under the caption In re MAKO Surgical Corp. Securities Litigation, No. 12-60875-CIV-Cohn/Seltzer, and appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System to serve as co-lead plaintiffs. In September 2012, the co-lead plaintiffs filed an amended complaint that expanded the proposed class period through July 9, 2012. The amended complaint alleges the Company, its Chief

Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the Company’s financial guidance for 2012 that artificially inflated the Company’s stock price. The amended complaint seeks an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. In October 2012, the Company, Dr. Ferré, and Mr. LaPorte filed a motion to dismiss the amended complaint in its entirety. The court has not ruled on that motion.

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

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on the motion to dismiss filed in the In re MAKO Surgical Corp. Securities Litigation class action.

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

          Also on October 31, 2012, the Company’s board of directors appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full board regarding the claims raised in the federal derivative action, In re MAKO Surgical Corp. Derivative Litig., and a demand made on the board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the board of directions file suit on behalf of the Company. Additionally, on November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the federal derivative action pending the completion of the demand review committee’s investigation. The court has not ruled on the motion to stay. The demand review committee has not yet completed its review, investigation and report.

          As of December 31, 2012, the Company has recorded $500,000 to expense as a component of selling, general and administrative expenses to cover the insurance deductible for the Company’s directors and officers insurance policies related to the above actions.

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

8. Credit Facility

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

          Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of the Company’s assets excluding only the Company’s intellectual property assets. Accrued interest is payable quarterly in cash. The Company has the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, the Company is required to pay Deerfield a fee of $1.0 million (the “Facility Fee”). The Company recorded $1.0 million to expense for the Facility Fee in other income (expense), net in the statement of operations during the year ended December 31, 2012, as the Company determined it was probable that it would be required to pay the Facility Fee. If the Company draws down under the Facility Agreement, the $1.0 million of expense previously recognized for the Facility Fee would be reversed. As of December 31, 2012, the Company has not drawn any amounts under the Facility Agreement.

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

          As noted above, in exchange for the Financing Commitment, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $27.70 per share. As of December 31, 2012, all 275,000 warrants were outstanding and exercisable. Prior to the amendment of the Facility Agreement on June 28, 2012, the warrants were considered a derivative due to certain provisions in the Facility Agreement. As amended, the warrants qualified for permanent treatment as equity and are classified as additional paid-in capital on the balance sheet. The initial fair value of the warrants on May 7, 2012 was $3.9 million and the value of the warrants on June 28, 2012 was $3.6 million. The $325,000 change in the fair value of the warrants from May 7, 2012 to June 28, 2012 was recorded as income in other income (expense), net in the statement of operations.

          The Financing Commitment is classified as a current asset on the balance sheet and is considered a derivative as the Company can put additional warrants and debt to Deerfield. The Financing Commitment will be revalued each subsequent balance sheet date until the Draw Period expires or all amounts have been drawn under the Facility Agreement, with any changes in the fair value between reporting periods recorded in other income (expense), net in the statement of operations. The initial fair value of the Financing Commitment on May 7, 2012 was $3.9 million and the fair value of the Financing Commitment on December 31, 2012 was $7.6 million. The $3.7 million change in the fair value of the Financing Commitment for the year ended December 31, 2012 was recorded as income in other income (expense), net in the statement of operations. Upon the expiration of the Draw Period on May 15, 2013, the Financing Commitment will have no value and any previously capitalized amount would be reversed to expense in other income (expense), net in the statement of operations.

          In addition, the Company capitalized issuance costs of $153,000 related to the Facility Agreement. These costs are being amortized to expense in other income (expense), net in the statement of operations using the straight-line method through the Draw Period.

          The warrants to purchase 275,000 shares of the Company’s common stock were valued as of June 28, 2012 using a Monte Carlo simulation model with the following assumptions: expected life of 6.86 years, risk free rate of 1.05%, expected volatility of 63.54% and no expected dividend yield. The value of the Financing Commitment was determined using Level 3 inputs, or significant unobservable inputs. The value of the Financing Commitment at December 31, 2012 was determined by estimating the value of being able to borrow $50 million at a 6.75% interest rate (the “Loan Value”) net of the estimated value of the additional 700,000 warrants to be issued upon borrowing. The Loan Value was discounted using a market yield of 18%. The estimated value of the additional warrants to be issued was valued using a Monte Carlo simulation model with the following assumptions: expected life of 7.0 years, risk free rate of 1.21%, expected volatility of 63.02% and no expected dividend yield. The most significant unobservable input in estimating the value of the Financing Commitment was the 18% market yield. A 100 basis point change in the market yield input could change the value of the Financing Commitment by approximately $1.0 million. The warrants and Financing Commitment on May 7, 2012 were valued using a methodology similar to the methodology discussed above.

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

9. Stockholders’ Equity

     Preferred Stock

          As of December 31, 2012 and 2011, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of December 31, 2012 and 2011, there were no shares of preferred stock issued or outstanding.

     Common Stock

          As of December 31, 2012 and 2011, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. The holder of each share of common stock is entitled to one vote.

     401K Plan

          The Company maintains a qualified deferred compensation plan under Section 401K of the Internal Revenue Code, covering substantially all full-time employees, which permits employees to contribute up to 84% of pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the plan is 25% of up to the first 6% of the participant’s earnings contributed to the plan. The discretionary company match for the years ended December 31, 2012, 2011 and 2010 was $336,000, $261,000 and $190,000, respectively.

     Employee Stock Purchase Plan

          The Company’s 2008 Employee Stock Purchase Plan authorizes the issuance of 625,000 shares of the Company’s common stock for purchase by eligible employees of the Company or any of its participating affiliates. The shares of common stock issuable under the 2008 Employee Stock Purchase Plan may be authorized but unissued shares, treasury shares or shares purchased on the open market. The purchase price for a purchase period may not be less than 85% of the fair market value of the Company’s common stock on the first trading day of the applicable purchase period or the last trading day of such purchase period, whichever is lower. During the year ended December 31, 2012, the Company issued approximately 99,000 shares under the 2008 Employee Stock Purchase Plan. As of December 31, 2012, there were approximately 291,000 shares reserved for future grant under the 2008 Employee Stock Purchase Plan.

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

          During the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense was $13.1 million, $9.9 million and $6.4 million, respectively. Included within stock-based compensation expense for the year ended December 31, 2012 were $10.9 million related to stock option grants, $1.6 million related to restricted stock grants, and $648,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan. Of the $10.9 million of stock-based compensation expense related to stock option grants, $1.1 million was due to the accelerated vesting of unvested stock options upon the resignation of the Company’s former Senior Vice President of Sales and Marketing in accordance with the terms of his employment agreement.

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

          The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2012 and 2013 was approximately 1,676,000 and 1,881,000, respectively.

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

          As of December 31, 2012, the number of shares of common stock authorized for the issuance of common stock under the 2008 Employee Stock Purchase Plan, the exercise of warrants and the issuance of options granted under the 2008 Plan as follows:

(in thousands)
2008 Employee Stock Purchase Plan	625
Warrants to purchase common stock	2,351
2008 Plan	6,707
9,683

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	469	4,753	$11.06
Shares reserved	1,676	—	—
Restricted stock issued	(6)	—	—
Net shares settled under the 2008 Plan	9	—	—
Options granted	(1,402)	1,402	32.42
Options exercised	—	(566)	8.12
Options forfeited under the 2004 Plan	—	(1)	11.12
Options forfeited under the 2008 Plan	138	(138)	19.37
Balance at December 31, 2012	884	5,450	$16.65

          The options outstanding and exercisable under the Plans, by exercise price, at December 31, 2012 were as follows:

	Options Outstanding				Options Exercisable
(in thousands, except share data)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Range of Exercise
$0.67 – $8.91	1,368		$6.45		1,281		$6.35
$9.00 – $12.77	1,379		$11.21		1,153		$11.08
$12.87 – $20.05	1,484		$15.50		633		$15.42
$23.20 – $41.19	1,219		$35.65		300		$34.71
	5,450	6.89	$16.65	$11,020	3,367	5.88	$12.20	$10,371

(1)

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.85 on December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

          In addition to the options issued under the Plans, on July 6, 2010 the Company issued options to purchase 15,000 shares of its common stock under an agreement for consulting services (the “Service Options”). The Service Options have an exercise price of $12.10, and vested ratably quarterly over one year starting on the grant date. As of December 31, 2012, all Service Options were vested and 11,000 shares of Service Options were outstanding.

          As of December 31, 2012, approximately 5,322,000 options were vested and expected to vest at a weighted average exercise price of $16.44 per share, a weighted average contractual life of 6.8 years and aggregate intrinsic value of $11.0 million.

          The weighted average fair values of options granted were $15.51, $8.90 and $6.48 for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of shares vested was approximately $10.9 million, $6.6 million and $4.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised was $10.8 million, $16.8 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010.

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2012, there was total unrecognized compensation cost of approximately $20.9 million, net of estimated forfeitures, related to stock option grants to the Company’s employees and non-employee directors. The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.7 years as of December 31, 2012.

          For the year ended December 31, 2012, 6,834 shares of common stock were surrendered to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted.

          Restricted stock activity for the year ended December 31, 2012 is as follows:

(in thousands, except per share data)	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at December 31, 2011	469	$7.86
Unvested shares at December 31, 2012	422	$7.62
Shares granted in 2012	6	$15.39
Shared vested in 2012	53	$10.63

          As of December 31, 2012, 375,000 restricted shares were subject to performance conditions based on the achievement of certain performance metrics. Upon satisfaction of the performance conditions, 50% of the shares will vest of March 31, 2013 and 50% of the shares will vest on March 31, 2014. If the performance conditions are not achieved on the measurement date of March 31, 2013, the 375,000 restricted shares will be forfeited.

          As of December 31, 2012, the remaining stock-based compensation expense for the restricted stock awards was approximately $1.1 million, which will be recognized on a straight line basis over a remaining weighted average period of 0.8 years.

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

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Stock Option Plans	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.17% - 1.40%	1.34% - 2.92%	2.04% - 3.36%
Expected life	6.25 years	6.25 years	6.25 years
Expected dividends	—	—	—
Expected volatility	47.52% - 88.56%	48.55% - 50.12%	50.15% - 50.74%

          The Company estimates the fair value of each share of stock which will be issued under the 2008 Employee Stock Purchase Plan based upon its stock prices at the beginning of each offering period using the Black-Scholes pricing model and amortizes that value to expense over the plan purchase period. The fair values determined for the years ended December 31, 2012, 2011 and 2010, as well as the assumptions used in calculating those values are as follows:

2008 Employee Stock Purchase Plan	Years Ended December 31,
	2012	2011	2010
Fair Value	$6.46 - $10.39	$3.68 - $11.70	$2.21 - $3.68
Assumptions
Risk-free interest rate	0.02% - 0.10%	0.02% - 0.12%	0.12% - 0.60%
Expected life	0.25 years	0.25 years	0.25 years
Expected dividends	—	—	—
Expected volatility	48.50% - 125.51%	45.92% - 97.14%	34.50% - 52.08%

          Risk-Free Interest Rate. The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

          Weighted-Average Expected Life. The expected life of options granted is determined using the simplified method for determining the expected life of stock options in Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life was determined by averaging the contractual term of the stock option grants with the associated vesting term. The expected life of the 2008 Employee Stock Purchase Plan is equal to the duration of the purchase period.

          Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

          Volatility. Since the Company was a private entity until February 2008 with no historical data regarding the volatility of its common stock, the expected volatility used for employee stock options for the years ended December 31, 2012, 2011 and 2010, is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The expected volatility for shares of stock issued under the 2008 Employee Stock Purchase Plan is based on average historical volatilities of the Company’s stock price.

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

     Warrants

          In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of December 31, 2012 and 2011, 194,059 and 310,872 warrants were outstanding and exercisable, respectively.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of December 31, 2012 and 2011, 598,741 and 946,455 warrants were outstanding and exercisable, respectively.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of December 31, 2012 and 2011, 143,157 and 245,276 warrants were outstanding and exercisable, respectively.

          In May 2012, the Company issued warrants to purchase 275,000 shares of common stock at an exercise price of $27.70 per share. These warrants became exercisable on May 7, 2012 and have a seven-year term. As of December 31, 2012, all 275,000 warrants were outstanding and exercisable.

10. Income Taxes

          The provision for income taxes is as follows:

(in thousands)	Years Ended December 31,
	2012	2011	2010
Current income taxes:
Federal	$—	$—	$—
State	85	105	68
Total current income taxes	85	105	68
Deferred income taxes	(11,559)	(15,037)	(14,184)
Change in valuation allowance	11,559	15,037	14,184
Provision for income taxes	$85	$105	$68

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

          No federal current or deferred income taxes were recorded for the years ended December 31, 2012, 2011 and 2010, as the Company’s income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets. Current state income taxes of $85,000, $105,000 and $68,000 were recorded for the years ended December 31, 2012, 2011 and 2010, respectively.

          At December 31, 2012, 2011 and 2010, the Company had federal and state net operating loss carryforwards of approximately $169.2 million, $163.0 million and $129.6 million, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2024 through 2032. Approximately $12.5 million of the net operating loss carryforwards are related to excess benefits of tax deductions for stock-based payments that will be recorded in additional paid-in-capital upon utilization.

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

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

(in thousands)	December 31,
	2012	2011
Current deferred income tax assets:
Deferred revenue	$4,257	$1,909
Reserves	2,008	271
Accrued expenses	668	940
Stock-based compensation - current	2,680	1,507
Total current deferred income tax assets	9,613	4,627

Current deferred income tax liabilities	(382)	(63)
Less valuation allowance	(9,231)	(4,564)
Total current deferred income tax assets, net	—	—

Noncurrent deferred income tax assets:
Net operating loss carry forwards	66,859	61,552
Stock-based compensation - noncurrent	2,681	1,507
Amortization	1,212	867
Depreciation	367	311
Accrued rent	250	119
Other	63	45
Total noncurrent deferred income tax assets	71,432	64,401

Noncurrent deferred income tax liabilities:	(139)	—
Less valuation allowance	(71,293)	(64,401)
Total noncurrent deferred income tax assets, net	$—	$—

          Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

          The reconciliation of the income tax provision computed at the U.S. federal statutory rate to income tax provision is as follows:

	Years Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rate	(35.00%)	(35.00%)	(35.00%)
State taxes, net of federal impact	(4.52%)	(4.49%)	(4.49%)
Non-deductible items	4.21%	2.54%	5.46%
Return to provision differences	(0.88%)	(3.83%)	(2.44%)
Change in valuation allowance	34.32%	40.77%	36.66%
Other, net	2.13%	0.30%	(0.01%)
Effective income tax rate	0.26%	0.29%	0.18%

          In accordance with ASC 740, the Company has elected to classify any interest and penalties as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company’s primary tax jurisdictions are in the United States and in multiple state jurisdictions. The tax years from 2007 through 2012 remain open and are subject to examination by the appropriate governmental agencies.

11. Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	2012
	Q1	Q2	Q3	Q4
Revenue	$19,639	$23,675	$29,177	$30,228
Gross profit	14,153	17,310	17,203	20,253
Loss from operations	(11,763)	(8,488)	(9,351)	(5,915)
Net loss	(11,730)	(8,535)	(6,554)	(5,732)
Net loss per share - basic and diluted	(0.28)	(0.20)	(0.15)	(0.13)

(in thousands, except per share data)	2011
	Q1	Q2	Q3	Q4
Revenue	$13,026	$18,579	$20,014	$32,888
Gross profit	8,931	13,101	13,179	22,413
Loss from operations	(11,047)	(10,028)	(9,585)	(5,623)
Net loss	(10,995)	(9,909)	(9,655)	(5,584)
Net loss per share - basic and diluted	(0.27)	(0.24)	(0.24)	(0.14)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

          Under the supervision and with the participation of our management, including the certifying officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by our independent registered public accounting firm, as stated in their report, which is included herein.

          During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Section 16(a) Beneficial Ownership Reporting Compliance
•	Election of Directors
•	Board of Directors and Corporate Governance
•	Executive Officers

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item will be contained under the following headings in our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Director Compensation
•	Compensation Discussion and Analysis
•	Compensation Committee Report
•	Executive Compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Principal Stockholders

          The information under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” in this annual report on Form 10-K is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

•	Board of Directors and Corporate Governance – Independent Directors
•	Certain Relationships and Related Person Transactions

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item will be contained under the following heading in our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders and, upon filing with the SEC, will be incorporated herein by reference:

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

(b) Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, dated February 20, 2008 (2)

3.2	Fourth Amended and Restated Bylaws of the Registrant effective October 31, 2008 (3)

4.1	Securities Purchase Agreement by and among the Registrant and Investors named therein, dated as of October 28, 2008 (3)

4.2	Form of Warrant (3)

4.3	Form of Call Warrant (3)

4.4	Form of Warrant to purchase shares of common stock of MAKO Surgical Corp (4)

4.5	Form of Amendment to Warrant to purchase shares of common stock of MAKO Surgical Corp. (5)

4.6	Registration Rights Agreement, dated November 7, 2012, by and between MAKO Surgical Corp. and Pipeline Biomedical Holdings, Inc. (6)

10.1	Lease, by and between Registrant and Westport Business Park Associates LLP, dated September 8, 2010 (7)

10.2	Form of Indemnity Agreement for Directors and Executive Officers (8)

10.3	Facility Agreement, dated May 7, 2012, by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (4)

10.4	Amendment to Facility Agreement, dated May 7, 2012, by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (5)

10.5	Registration Rights Agreement, dated May 7, 2012, by and among MAKO Surgical Corp., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (4)

10.6	Form of Security Agreement in favor of Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (4)

10.7+	2004 Stock Incentive Plan and forms of agreements related thereto (9)

10.8+	2008 Omnibus Incentive Plan (10)

10.9+	Form of Incentive Stock Option Agreement related to the 2008 Omnibus Incentive Plan (11)

10.10+	Form of Non-Qualified Stock Option Agreement related to the 2008 Omnibus Incentive Plan (11)

10.11+	Form of Restricted Stock Unit Agreement related to the 2008 Omnibus Incentive Plan (12)

10.12+	2008 Employee Stock Purchase Plan (8)

10.13+	Form of Subscription Agreement related to the 2008 Employee Stock Purchase Plan (13)

10.14+	Amended Employment Agreement, dated as of November 12, 2007, by and between Registrant and Maurice R. Ferré, M.D. (14)

10.15+	Amendment to Amended Employment Agreement by and between Registrant and Maurice R. Ferré, M.D., effective February 13, 2009 (15)

10.16+	Second Amendment to Amended Employment Agreement by and between Registrant and Maurice R. Ferré, M.D., effective February 17, 2010 (16)

10.17+	Amended and Restated Employment Agreement by and between Registrant and Fritz L. LaPorte, effective February 13, 2009 (15)

10.18+	Amended and Restated Employment Agreement by and between Registrant and Ivan Delevic, effective July 30, 2012 (17)

10.19+	Amended and Restated Employment Agreement by and between Registrant and Menashe R. Frank, effective February 13, 2009 (15)

10.20+	Employment Agreement between Registrant and Lawrence T. Gibbons, effective as of February 3, 2012 (18)

10.21+	Employment Agreement between Registrant and Richard Leparmentier, effective as of March 29, 2010 (19)

10.22+	First Amendment to Employment Agreement between MAKO Surgical Corp. and Richard Leparmentier, effective as of November 7, 2011 (20)

10.23+	Employment Agreement between Registrant and Christopher Marrus, effective as of February 21, 2013 (21)

10.24+	Employment Agreement between Registrant and Duncan Moffat, effective as of April 28, 2008 (12)

10.25+	First Amendment to Employment Agreement between MAKO Surgical Corp. and Duncan Moffat, effective as of November 7, 2011 (20)

10.26+	Amended and Restated Employment Agreement by and between Registrant and Steven J. Nunes, effective February 13, 2009 (15)

10.27+	Letter Agreement between MAKO Surgical Corp. and Steven J. Nunes, dated July 24, 2012 (17)

10.28+	Independent Contractor Consulting Services Agreement between MAKO Surgical Corp. and Steven J. Nunes, effective July 17, 2012 (17)

10.29+	Restricted Stock Agreement dated April 13, 2010 issued to Maurice R. Ferré, M.D. (22)

10.30+	Restricted Stock Agreement dated February 3, 2011 issued to Maurice R. Ferré, M.D. (23)

10.31+	2012 Leadership Cash Bonus Plan (24)

10.32+	2012 MAKOplasty Bonus Plan for Ivan Delevic (25)

10.33+	2013 Leadership Cash Bonus Plan (21)

10.34+	2013 SVP of Sales Cash Bonus Plan (21)

23	Consent of Independent Registered Public Accounting Firm (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 (1)

101

The following materials from MAKO Surgical Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements (1)

(1)	Filed herewith

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007 filed with the SEC on March 31, 2008

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2008

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2012

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2012

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2012

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2010 filed with the SEC on March 10, 2011

(8)	Incorporated by reference to Registrant’s Amendment No. 4 to Registration Statement on Form S-1, filed with the SEC on January 31, 2008 (Registration No. 333-146162)

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on September 19, 2007 (Registration No. 333-146162)

(10)	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2012 (File No. 001-33966)

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2008

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed with the SEC on March 8, 2012

(14)	Incorporated by reference to Registrant’s Amendment No. 3 to Registration Statement on Form S-1, filed with the SEC on November 14, 2007 (Registration No. 333-146162)

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2009

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2010

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2012

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2012

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2010

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 2011 filed with the SEC on November 9, 2011

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2013

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2010

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2011

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2012

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2012

+	Indicates management contract or compensatory plan.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Maurice R. Ferré, M.D.
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)
Dated: February 28, 2013

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice R. Ferré, M.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2013
Maurice R. Ferré, M.D.

/s/ Fritz L. LaPorte	Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	February 28, 2013
Fritz L. LaPorte

/s/ S. Morry Blumenfeld, Ph.D.	Director	February 28, 2013
S. Morry Blumenfeld, Ph.D.

/s/ Christopher C. Dewey	Director	February 28, 2013
Christopher C. Dewey

/s/ Charles W. Federico	Director	February 28, 2013
Charles W. Federico

/s/ John G. Freund, M.D.	Director	February 28, 2013
John G. Freund, M.D.

/s/ Frederic H. Moll, M.D.	Director	February 28, 2013
Frederic H. Moll, M.D.

/s/ Richard R. Pettingill	Director	February 28, 2013
Richard R. Pettingill

/s/ William D. Pruitt	Director	February 28, 2013
William D. Pruitt

EXHIBIT INDEX

Exhibit No.	Description

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101

The following materials from MAKO Surgical Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements