Form 10-Q
period 2013-03-31
MAKO Surgical Corp.
filed 2013-05-08
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________________  to  _______________________________

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

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2013:

Class	Outstanding at April 30, 2013
Common Stock	46,943,143

MAKO Surgical Corp.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets

(in thousands, except share and per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$41,469	$61,367
Short-term investments	28,393	11,899
Accounts receivable, net of allowances of $498 and $381, at March 31, 2013 and December 31, 2012, respectively	15,111	22,389
Inventory	25,129	25,080
Deferred cost of revenue	759	967
Financing commitment asset (Note 8)	6,947	7,608
Prepaid and other current assets	2,453	1,972
Total current assets	120,261	131,282
Long-term investments	1,165	—
Cost method investment (Note 4)	4,181	4,181
Property and equipment, net	23,414	22,996
Intangible assets, net	5,229	5,657
Other assets	2,786	2,786
Total assets	$157,036	$166,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,509	$2,267
Accrued compensation and employee benefits	2,505	4,298
Other accrued liabilities	7,702	8,727
Deferred revenue	8,622	9,973
Total current liabilities	20,338	25,265

Deferred revenue, non-current	752	800
Total liabilities	21,090	26,065

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 135,000,000 authorized; 46,839,896 and 46,601,252 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively (excludes 32,875 and 421,999 unvested shares of restricted stock as of March 31, 2013 and December 31, 2012, respectively)	47	47
Additional paid-in capital	367,114	362,364
Accumulated deficit	(231,196)	(221,576)
Accumulated other comprehensive gain (loss)	(19)	2
Total stockholders’ equity	135,946	140,837
Total liabilities and stockholders’ equity	$157,036	$166,902

  See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Procedures	$14,836	$11,562
Systems	6,499	5,871
Service	3,474	2,206
Total revenue	24,809	19,639
Cost of revenue:
Procedures	3,667	2,657
Systems	2,431	2,448
Service	442	381
Total cost of revenue	6,540	5,486
Gross profit	18,269	14,153
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	20,138	19,376
Research and development (exclusive of depreciation and amortization)	5,013	4,854
Depreciation and amortization	2,046	1,686
Total operating costs and expenses	27,197	25,916
Loss from operations	(8,928)	(11,763)
Other income (expense), net	(677)	58
Loss before income taxes	(9,605)	(11,705)
Income tax expense	15	25
Net loss	$(9,620)	$(11,730)
Net loss per share - Basic and diluted	$(0.21)	$(0.28)
Weighted average common shares outstanding - Basic and diluted	46,804	41,694

See accompanying notes.

2

MAKO SURGICAL CORP.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Loss	$(9,620)	$(11,730)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(21)	(3)
Comprehensive loss	$(9,641)	$(11,733)

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(9,620)	$(11,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,759	1,378
Amortization of intangible assets	428	420
Stock-based compensation	2,938	2,721
Provision for inventory reserve	311	28
Amortization of premium on investment securities	51	128
Loss on asset impairment	265	249
Provision for doubtful accounts	117	45
Issuance of stock under development agreement	194	227
Non-cash changes under credit facility	661	—
Changes in operating assets and liabilities:
Accounts receivable	7,161	8,218
Inventory	(1,284)	(5,041)
Deferred cost of revenue	208	(230)
Prepaid and other current assets	(481)	(2,333)
Other assets	—	13
Accounts payable	(758)	1,344
Accrued compensation and employee benefits	(1,793)	(4,707)
Other accrued liabilities	(1,025)	(3,066)
Deferred revenue	(1,399)	443
Net cash used in operating activities	(2,267)	(11,893)
Investing activities:
Purchase of investments	(25,018)	(3,160)
Proceeds from sales and maturities of investments	7,287	10,186
Acquisition of property and equipment	(1,518)	(2,183)
Net cash provided by (used in) investing activities	(19,249)	4,843
Financing activities:
Proceeds from employee stock purchase plan	406	360
Exercise of common stock options and warrants for cash	1,270	2,026
Payment of payroll taxes relating to vesting of restricted stock	(58)	(81)
Net cash provided by financing activities	1,618	2,305
Net decrease in cash and cash equivalents	(19,898)	(4,745)
Cash and cash equivalents at beginning of period	61,367	13,438
Cash and cash equivalents at end of period	$41,469	$8,693

Non-cash investing and financing activities:
Receipt of 5,244 and 2,278 shares of common stock delivered in payment of payroll taxes for the three months ended March 31, 2013 and 2012, respectively	$58	$81
Transfers of inventory to property and equipment	924	1,294
Issuance of stock under development agreement	194	227

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements

March 31, 2013

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2012 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The results of operations for the three months ended March 31, 2013 may not be indicative of the results to be expected for the entire year or any future periods.

Liquidity and Operations

In executing its current business plan, the Company believes its existing cash, cash equivalents and investment balances will be sufficient to meet its anticipated cash requirements for at least the next twelve months. To the extent the Company’s available cash, cash equivalents and investment balances are insufficient to satisfy its operating requirements, the Company will need to seek additional sources of funds, including selling additional equity, debt or other securities, or modify its current business plan. The sale of additional equity or convertible debt securities may result in dilution to the Company’s current stockholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights senior to those of its common stock and could contain covenants that could restrict the Company’s operations and ability to issue dividends. The Company may also require additional capital beyond its currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities, which could materially harm its business and results of operations.

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

Reclassifications

The Company reclassified depreciation expense for certain property and equipment from selling, general and administrative expense to depreciation and amortization expense in the prior period’s statement of operations to conform to the current period’s presentation. This change in presentation only affects the components of operating costs and expenses and does not affect total operating costs and expenses, revenue, cost of revenue, net loss or cash flows. Conforming changes have been made for all prior periods presented, as follows (in thousands):

(in thousands)	Three Months Ended March 31, 2012
	As Previously Reported	Amount Reclassified	As Reported Herein
Selling, general and administrative	$19,788	$(412)	$19,376
Research and development	4,854	—	4,854
Depreciation and amortization	1,274	412	1,686
Total operating costs and expenses	$25,916	$—	$25,916

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

The Company’s multiple-element arrangements are generally comprised of the following elements that qualify as separate units of accounting: (1) sales of RIO systems and applications; (2) sales of implants and disposable products; and (3) sales of maintenance services. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.	RIO system sales: Revenues related to RIO system sales are recognized upon installation of the system, training of at least one surgeon, which typically occurs prior to or concurrent with the RIO system installation, and customer acceptance, if required. Applications sold separately to existing customers are recognized on the same basis as RIO system sales (e.g., upon installation of the application, training of at least one surgeon and customer acceptance, if required).

2.	Procedure revenue: Revenues from the sale of implants and disposable products utilized in MAKOplasty procedures are recognized at the time of sale (i.e., at the time of the related surgical procedure).

3.	Service revenue: Revenues from maintenance services are deferred and recognized ratably over the service period until no further obligation exists. Maintenance services include preventative maintenance and repair on the RIO system hardware, when-and-if-available software and hardware reliability upgrades (i.e., bug fixes) and telephone troubleshooting support.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for maintenance services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of March 31, 2013 consisted primarily of deferred service revenue for maintenance services.

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

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive gain (loss) by component. The adoption did not have a material impact on the Company’s results of operation or financial position.

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

(in thousands)	March 31,
	2013	2012
Stock options outstanding	6,678	5,541
Warrants to purchase common stock	1,211	1,053
Unvested restricted stock	33	456
Total	7,922	7,050

3.  Available-For-Sale Investments

The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive gain (loss) within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. During the three months ended March 31, 2013 and 2012, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

As of March 31, 2013

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$15,993	$1	$(11)	$15,983
Certificates of deposit	12,415	4	(9)	12,410
Long-term investments:
U.S. government agencies	504	—	(2)	502
Certificates of deposit	665	—	(2)	663
Total investments	$29,577	$5	$(24)	$29,558

As of December 31, 2012

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$1,704	$1	$—	$1,705
Certificates of deposit	10,193	7	(6)	10,194
Total investments	$11,897	$8	$(6)	$11,899

As of March 31, 2013 and December 31, 2012, all short-term investments had maturity dates of less than one year. As of March 31, 2013, all long-term investments had maturity dates between one and two years.

4.  Cost Method Investment

The Company has a minority equity interest in Pipeline Biomedical Holdings, Inc. (“Pipeline”) which the Company accounts for as a cost method investment under ASC 325-20, Cost Method Investments. The carrying amount of the equity interest in Pipeline is $4.2 million and is included in cost method investment on the balance sheet. It is not practical to estimate the fair value of the equity interest in Pipeline as Pipeline’s securities are not publicly traded. The Company reviews the equity interest in Pipeline for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. No events or circumstances indicated that the equity interest in Pipeline was impaired as of March 31, 2013.

5.  Fair Value Measurements

A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 Inputs – unobservable inputs for the asset or liability.

The fair values of the Company’s financial assets measured on a recurring basis are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	March 31, 2013	Level 1	Level 2	Level 3
Short-term investments:
U.S. government agencies	$15,983	$14,492	$1,491	$—
Certificates of deposit	12,410	—	12,410	—
Long-term investments:
U.S. government agencies	502	—	502	—
Certificates of deposit	663	—	663	—
Financing commitment asset	6,947	—	—	6,947
Total assets	$36,505	$14,492	$15,066	$6,947

(in thousands)		Fair Value Measurements at the Reporting Date Using
	December 31, 2012	Level 1	Level 2	Level 3
Short-term investments:
U.S. government agencies	$1,705	$1,001	$704	$—
Certificates of deposit	10,194	—	10,194	—
Financing commitment asset	7,608	—	—	7,608
Total assets	$19,507	$1,001	$10,898	$7,608

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

The table below provides a reconciliation of the financing commitment asset measured at fair value on a recurring basis which use Level 3 inputs for the three months ended March 31, 2013.

(in thousands)	Fair Value Measurements Level 3
Three Months Ended March 31, 2013
Balance at December 31, 2012	$7,608
Change in value of financing commitment asset reported in other income (expense)	(661)
Balance at March 31, 2013	$6,947

6.  Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012
Inventory:
Raw materials	$3,412	$4,351
Work-in-process	1,573	1,159
Finished goods	20,144	19,570
Total inventory	$25,129	$25,080

The Company reviews its inventory periodically to determine net realizable value and considers product upgrades in its periodic review of realizability. Depending on demand for the Company’s products, technical obsolescence and new product introductions, future valuation adjustments of the Company’s inventory may occur.

7.  Commitments and Contingencies

Purchase Commitments

At March 31, 2013, the Company was committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $11.7 million.

Contractual Obligations

The Company has a contingent obligation to make one-time payments of up to $5.6 million in lieu of paying ongoing, periodic royalty payments under certain royalty bearing arrangements related to its intellectual property rights. If incurred, these contingent obligations would be recognized in the second half of 2014.

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

The two other actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig.¸ Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleges that MAKO’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint seeks an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve MAKO’s corporate governance and internal procedures. On October 31, 2012, MAKO and the individual defendants each filed motions to dismiss the consolidated complaint. The court has not ruled on those motions.

Also on October 31, 2012, the Company’s board of directors appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full board regarding the claims raised in the federal derivative action, In re MAKO Surgical Corp. Derivative Litig., and a demand made on the board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the board of directors file suit on behalf of the Company. Additionally, on November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the federal derivative action pending the completion of the demand review committee’s investigation. The court has not ruled on the motion to stay. The demand review committee has not yet completed its review, investigation and report.

The Company has recorded $500,000 to expense in prior periods as a component of selling, general and administrative expenses to cover the insurance deductible for the Company’s directors and officers insurance policies related to the above actions.

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

Any amounts drawn under the Facility Agreement accrue interest at a rate of 6.75% per annum and will be secured by all of the Company’s assets excluding only the Company’s intellectual property assets. Accrued interest is payable quarterly in cash. The Company has the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, the Company is required to pay Deerfield a fee of $1.0 million (the “Facility Fee”). The Company recorded $1.0 million to expense for the Facility Fee in other income (expense), net in the statement of operations during the year ended December 31, 2012, as the Company determined it was probable that it would be required to pay the Facility Fee. If the Company draws down under the Facility Agreement, the $1.0 million of expense previously recognized for the Facility Fee would be reversed. As of March 31, 2013, the Company has not drawn any amounts under the Facility Agreement.

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

As noted above, in exchange for the Financing Commitment, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $27.70 per share. As of March 31, 2013, all 275,000 warrants were outstanding and exercisable. The warrants qualified for permanent treatment as equity and the fair value of the warrants of $3.6 million on June 28, 2012 are classified as additional paid-in capital on the condensed balance sheet.

The Financing Commitment is classified as a current asset on the condensed balance sheet and is considered a derivative as the Company can put additional warrants and debt to Deerfield. The Financing Commitment will be revalued each subsequent balance sheet date until the Draw Period expires or all amounts have been drawn under the Facility Agreement, with any changes in the fair value between reporting periods recorded in other income (expense), net in the condensed statement of operations. The fair value of the Financing Commitment on December 31, 2012 was $7.6 million and the fair value of the Financing Commitment on March 31, 2013 was $6.9 million. The $661,000 change in the fair value of the Financing Commitment for the three months ended March 31, 2013 was recorded as expense in other income (expense), net in the condensed statement of operations. Upon the expiration of the Draw Period on May 15, 2013, the Financing Commitment will have no value and any previously capitalized amount would be reversed to expense in other income (expense), net in the statement of operations.

In addition, the Company capitalized issuance costs of $153,000 related to the Facility Agreement. These costs are being amortized to expense in other income (expense), net in the condensed statement of operations using the straight-line method through the Draw Period.

The warrants to purchase 275,000 shares of the Company’s common stock were valued as of June 28, 2012 using a Monte Carlo simulation model with the following assumptions: expected life of 6.86 years, risk free rate of 1.05%, expected volatility of 63.54% and no expected dividend yield. The value of the Financing Commitment was determined using Level 3 inputs, or significant unobservable inputs. The value of the Financing Commitment at March 31, 2013 was determined by estimating the value of being able to borrow $50 million at a 6.75% interest rate (the “Loan Value”) net of the estimated value of the additional 700,000 warrants to be issued upon borrowing. The Loan Value was discounted using a market yield of 16.5%. The estimated value of the additional warrants to be issued was valued using a Monte Carlo simulation model with the following assumptions: expected life of 7.0 years, risk free rate of 1.26%, expected volatility of 61.64% and no expected dividend yield. The most significant unobservable input in estimating the value of the Financing Commitment was the 16.5% market yield. A 100 basis point change in the market yield input could change the value of the Financing Commitment by approximately $1.0 million. The Financing Commitment on December 31, 2012 were valued using a methodology similar to the methodology discussed above.

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

9.  Stockholders’ Equity

Preferred Stock

As of March 31, 2013 and December 31, 2012, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of March 31, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Common Stock

As of March 31, 2013 and December 31, 2012, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. Each share of common stock is entitled to one vote on matters submitted to a vote of stockholders.

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

During the three months ended March 31, 2013 and 2012, stock-based compensation expense was $2.9 million and $2.7 million, respectively. Included within stock-based compensation expense for the three months ended March 31, 2013 were $2.4 million related to stock option grants, $406,000 related to restricted stock grants, and $118,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Company’s Board of Directors that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2013 was approximately 1,881,000.

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

Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	884	5,450	$16.65
Shares reserved	1,881	—	—
Shares surrendered under the 2008 Plan	5	—	—
Options granted	(1,629)	1,629	11.41
Options exercised	—	(193)	6.59
Options forfeited under the 2004 Plan	—	(1)	11.12
Options forfeited under the 2008 Plan	207	(207)	25.49
Restricted stock forfeited under the 2008 Plan	375	—	—
Balance at March 31, 2013	1,723	6,678	$15.39

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2013, there was total unrecognized compensation cost of approximately $25.8 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.9 years as of March 31, 2013.

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Three months ended March 31,
	2013	2012
Risk-free interest rate	0.16% - 1.43%	1.35% - 1.40%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	47.55% - 94.30%	48.49% - 48.62%

During the three months ended March 31, 2013, 375,000 shares of restricted stock subject to performance conditions were forfeited as the performance conditions were not achieved on the measurement date of March 31, 2013. As of March 31, 2013, 32,875 shares of restricted stock were unvested and outstanding. During the three months ended March 31, 2013, 5,244 shares of common stock were surrendered to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted.

Warrants

In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of March 31, 2013, 194,059 warrants were outstanding and exercisable.

In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of March 31, 2013, 598,741 warrants were outstanding and exercisable.

In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of March 31, 2013, 143,157 warrants were outstanding and exercisable.

In May 2012, the Company issued warrants to purchase 275,000 shares of common stock at an exercise price of $27.70 per share. These warrants became exercisable on May 7, 2012 and have a seven-year term. As of March 31, 2013, all 275,000 warrants were outstanding and exercisable.

10.  Income Taxes

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

11. Subsequent Event

On April 16, 2013, the Company entered into a Settlement Agreement and an Asset Purchase Agreement (the “Agreements”) with Stanmore Implants Worldwide Limited and affiliated entities (“Stanmore”). Under the Agreements, in exchange for a cash payment to Stanmore, MAKO withdrew all legal actions against Stanmore and received Stanmore’s robotic business assets and related intellectual property, as well as Stanmore’s agreement to withdraw from robotics. Upon closing of the transaction on April 22, 2013, the Company paid Stanmore $950,000 for the acquired assets and $50,000 for Stanmore’s costs and expenses relating to the negotiation of the Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of MAKOplasty, including our RIO® Robotic Arm Interactive Orthopedic system, or RIO, joint specific applications for the knee and hip, and our RESTORIS family of implant systems; the effect of anticipated changes in the size, health and activities of population on the demand for our products; assumptions and estimates regarding the size and growth of certain market segments; our ability and intent to expand into international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability from third parties, including single source suppliers, of development services and implants for and components of our RIO; the viability of maintaining our licensed intellectual property or our ability to obtain additional licenses necessary to our growth; the anticipated adequacy of our capital resources to meet the needs of our business; our continued investment in new products and technologies; the ultimate marketability of newly launched products and products currently being developed; the ability to implement new technologies successfully; our ability to sustain, and our goals for, sales and earnings growth, including projections regarding RIO system installations and post-installation system utilization; our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities; our compliance with domestic and foreign regulatory requirements, including Medical Device Reporting requirements and other required reporting to the United States Food and Drug Administration; the stability of certain domestic and foreign economic markets; the impact of anticipated changes in the U.S. healthcare industry and the medical device industry and our ability to react to and capitalize on those changes; future declarations of cash dividends; and the impact of any managerial changes. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the following:

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

These and other risks are described in greater detail under Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We have incurred net losses in each year since our inception and, as of March 31, 2013, we had an accumulated deficit of $231.2 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our selling, general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Recent business events and key milestones in the development of our business include the following:

•  During the three month period ended March 31, 2013, we sold five domestic RIO systems and one MAKOplasty THA application to an existing RIO customer. We also recognized two previously deferred international commercial RIO system sales during the three months ended March 31, 2013, as all revenue recognition criteria consistent with the Company’s revenue recognition policy had been satisfied.

•  As of March 31, 2013, our worldwide commercial installed base was 161 systems and our domestic commercial installed base was 156 systems. Of the installed base of 161 systems, 102 systems, or 63% of our worldwide commercial installed base, have the MAKOplasty THA application.

•  A total of 2,988 MAKOplasty procedures were performed worldwide during the three month period ended March 31, 2013, representing a 30% increase over the same period in 2012.

•  On April 16, 2013, we entered into a Settlement Agreement and an Asset Purchase Agreement, or the Agreements, with Stanmore Implants Worldwide Limited and affiliated entities, or Stanmore. Under the Agreements, in exchange for a cash payment to Stanmore, we withdrew all legal actions against Stanmore and received Stanmore’s robotic business assets and related intellectual property, as well as Stanmore’s agreement to withdraw from robotics.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of expenses relating to compensation, including the direct salary and benefit cost for sales, marketing, training, clinical research, operations, regulatory, quality, finance, legal, executive, and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs and recruiting and other human resources expenses. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of activities necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and an increased number of employees and activities necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing, protecting and defending our intellectual property rights as necessary and advisable to support our current and future product offerings. The Patient Protection and Affordable Care Act imposed a 2.3% excise tax on the sale of certain medical devices in the United States, effective January 1, 2013. The excise tax is borne by the manufacturer or importer of taxable medical devices. We believe that the majority of our products are subject to this tax.

We reclassified depreciation expense for certain property and equipment from selling, general and administrative expense to depreciation and amortization expense in the prior period’s statement of operations to conform to the current period’s presentation as discussed in Note 1 to the Financial Statements. This change in presentation only affects the components of operating costs and expenses and does not affect total operating costs and expenses, revenue, cost of revenue, net loss or cash flows.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2013 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2012.

Results of Operations for the three months ended March 31, 2013 and 2012

(in thousands)	Three Months Ended March 31,
	2013	2012	Change	% of Change
Revenue:
Procedures	$14,836	$11,562	$3,274	28%
Systems	6,499	5,871	628	11%
Service	3,474	2,206	1,268	57%
Total revenue	24,809	19,639	5,170	26%
Cost of revenue:
Procedures	3,667	2,657	1,010	38%
Systems	2,431	2,448	(17)	(1%)
Service	442	381	61	16%
Total cost of revenue	6,540	5,486	1,054	19%
Gross profit	18,269	14,153	4,116	29%
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	20,138	19,376	762	4%
Research and development (exclusive of depreciation and amortization)	5,013	4,854	159	3%
Depreciation and amortization	2,046	1,686	360	21%
Total operating costs and expenses	27,197	25,916	1,281	5%
Loss from operations	(8,928)	(11,763)	2,835	(24%)
Other income (expense), net	(677)	58	(735)	(1,267%)
Loss before income taxes	(9,605)	(11,705)	2,100	(18%)
Income tax expense	15	25	(10)	(40%)
Net loss	$(9,620)	$(11,730)	$2,110	(18%)

Revenue

Revenue was $24.8 million for the three months ended March 31, 2013, compared to $19.6 million for the three months ended March 31, 2012. The increase in revenue of $5.2 million, or 26%, was primarily due to a $3.3 million, or 28%, increase in procedure revenue, a $628,000, or 11%, increase in system revenue and a $1.3 million, or 57%, increase in service revenue.

The $3.3 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the three months ended March 31, 2013 to 2,988 as compared to 2,297 during the three months ended March 31, 2012. The 30% increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial system and relatively consistent average selling price per procedure.

The $628,000 increase in system revenue was attributable to the recognition of $6.5 million of revenue from five domestic commercial unit sales of our RIO system, all of which included MAKOplasty THA applications, one MAKOplasty THA application sale to an existing customer, and recognition of two previously deferred international commercial RIO system sales during the three months ended March 31, 2013, as compared to the recognition of $5.9 million of revenue from five domestic commercial unit sales of our RIO system, four of which included MAKOplasty THA applications, and nine MAKOplasty THA application sales to existing customers during the three months ended March 31, 2012. System revenue for the three months ended March 31, 2013 was reduced by $634,000 for the deferral of system revenue primarily related to our service obligation for maintenance, as compared to the deferral of $720,000 during the three months ended March 31, 2012. Revenues deferred for the service obligation will be recognized in service revenue over the period maintenance services are performed, which is generally twelve months.

The $1.3 million increase in service revenue was attributable to an increase in customer sites under maintenance contracts as our installed base of RIO systems increases.

We expect our revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

Cost of Revenue and Gross Profit

Cost of revenue was $6.5 million for the three months ended March 31, 2013, compared to $5.5 million for the three months ended March 31, 2012. The increase in cost of revenue of $1.1 million, or 19%, was primarily due to an increase in MAKOplasty procedures performed and an increase in service cost of revenue, which was attributable to an increase in the installed base of RIO systems covered under maintenance contracts during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

We expect our cost of revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

Gross profit for the three months ended March 31, 2013 was $18.3 million compared to a gross profit of $14.2 million for the three months ended March 31, 2012. Total gross margin for the three months ended March 31, 2013 was 74%, including a 75% margin on procedure revenue, a 63% margin on system revenue and an 87% margin on service revenue compared to a gross margin of 72% for the three months ended March 31, 2012, including a 77% margin on procedure revenue, a 58% margin on system revenue and a 83% margin on service revenue. The margin on procedure revenue for the three months ended March 31, 2013 was consistent with the margin on procedure revenue for the three months ended March 31, 2012. The increase in margin on system revenue was primarily attributable to a higher average selling price for RIO system sales and lower freight costs during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in margin on service revenue was primarily attributable to a reduction in the frequency of RIO system repairs and higher average per site service revenue.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2013 was $20.1 million compared to $19.4 million for the three months ended March 31, 2012. The increase of $762,000, or 4%, for the three months ended March 31, 2013 was primarily due to an increase in sales, marketing and operations costs associated with the commercialization of our products, an increase in general and administrative costs to support our continued growth, including legal costs associated with asserting our intellectual property rights, and the impact of the new medical device excise tax, which became effective January 1, 2013. Selling, general and administrative expense for the three months ended March 31, 2013 included $2.4 million of stock-based compensation expense compared to $2.3 million for the three months ended March 31, 2012. We expect our selling, general and administrative expenses to continue to increase due to our planned increase in the number of activities necessary to support the sales and marketing efforts associated with the growing commercialization of our products, and an increase in the number of activities and employees necessary to support our continued growth in operations. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

Research and Development

Research and development expense for the three months ended March 31, 2013 was $5.0 million compared to $4.9 million for the three months ended March 31, 2012. The increase of $159,000, or 3%, for the three months ended March 31, 2013 was primarily due to timing of research and development activities. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2013 was $2.0 million compared to $1.7 million for the three months ended March 31, 2012. The increase of $360,000, or 21%, for the three months ended March 31, 2013 was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2012 and 2013 for implant instrumentation to support the growth in our installed base of RIO systems and purchases to support the growth in our business and the expansion of our training facilities in 2012 to support such growth.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2013 was $677,000 of expense compared to $58,000 of income for the three months ended March 31, 2012. The increase of $735,000 for the three months ended March 31, 2013 was primarily due to non-cash expense recognized under the Credit Facility as discussed in Note 8 to the Financial Statements.

Income Taxes

No federal income taxes were recognized for the three months ended March 31, 2013 and 2012, due to net operating losses in each period. State and local income taxes for the three months ended March 31, 2013 was $15,000 compared to $25,000 for the three months ended March 31, 2012. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the three months ended March 31, 2013 and 2012, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Three Months Ended March 31,
	2013	2012	Change	% of Change
Net cash used in operating activities	$(2,267)	$(11,893)	$9,626	(81%)
Net cash provided by (used in) investing activities	(19,249)	4,843	(24,092)	(497%)
Net cash provided by financing activities	1,618	2,305	(687)	(30%)
Net decrease in cash and cash equivalents	$(19,898)	$(4,745)	$(15,153)	319%

We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of March 31, 2013, we had an accumulated deficit of $231.2 million and have financed our net losses principally through the sale of our equity securities.

As of March 31, 2013, we had $71.0 million in cash, cash equivalents and available-for-sale investments. Our cash and investments classified as available-for-sale are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

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

Any amounts drawn under the Facility Agreement will accrue interest at a rate of 6.75% per annum and will be secured by all of our assets excluding only our intellectual property assets. Accrued interest is payable quarterly in cash. We have the right to prepay any amounts owed without penalty. All principal amounts outstanding under the Facility Agreement are payable on the third anniversary of each draw. If no funds have been drawn under the Facility Agreement by May 15, 2013, or the Draw Period, we are required to pay Deerfield a fee of $1.0 million, or the Facility Fee. As of March 31, 2013, we have not drawn any amounts under the Facility Agreement. We recorded $1.0 million to expense for the Facility Fee in other income (expense), net in the statement of operations during the year ended December 31, 2012, as we determined it was probable that we would be required to pay the Facility Fee.

Each $10 million disbursement shall be accompanied by the issuance to Deerfield of warrants to purchase 140,000 shares of our common stock, at an exercise price equal to a 20% premium to the mean closing price of our common stock over the five trading days following receipt by Deerfield of the draw notice. The Financing Commitment is classified as a current asset on the balance sheet and is considered a derivative as we can put additional warrants and debt to Deerfield. The fair value of the Financing Commitment on December 31, 2012 was $7.6 million and the fair value of the Financing Commitment on March 31, 2013 was $6.9 million. The $661,000 change in the fair value of the Financing Commitment for the three months ended March 31, 2013, was recorded as expense in other income (expense), net in the condensed statement of operations. Upon the expiration of the Draw Period on May 15, 2013, the Financing Commitment will have no value and any previously capitalized amount would be reversed to expense in other income (expense), net in the statement of operations.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by non-cash items, such as depreciation and amortization, stock-based compensation, and non-cash changes under the credit facility. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the three months ended March 31, 2013 are $7.2 million of decreases to accounts receivable due primarily to collections of sales recognized in the prior year, which was partially offset by $1.3 million of increases to inventory necessitated by increased sales of implants and disposable products and the commercial launch of our RESTORIS PST Cup and Tapered Femoral Stem hip implant system for use with our MAKOplasty THA application and $1.8 million of decreases to accrued compensation and employee benefits. Included in changes in operating assets and liabilities for the three months ended March 31, 2012 are $5.0 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and the commercial launch of our MAKOplasty THA application, $2.3 million of increases to prepaid and other current assets, $4.7 million of decreases to accrued compensation and employee benefits due primarily to the payment of 2011 bonuses and 2011 commissions and $3.1 million of decreases to other accrued liabilities. This was partially offset by $8.2 million of decreases to accounts receivable due primarily to collections of sales recognized in the prior year.

Net Cash Provided by (Used in) Investing Activities

Net cash used by investing activities for the three months ended March 31, 2013 was primarily attributable to the purchase of investments of $25.0 million and purchases of property and equipment of $1.5 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and computer equipment and software to support the growth in our business, which was partially offset by proceeds of $7.3 million from sales and maturities of investments. Net cash provided by investing activities for the three months ended March 31, 2012 was primarily attributable to proceeds of $10.2 million from sales and maturities of investments, which was partially offset by the purchase of investments of $3.2 million and purchases of property and equipment of $2.2 million due to the growth in our business.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2013 and 2012 was primarily attributable to proceeds received under our employee stock purchase plan of $406,000 and $360,000, respectively, and to proceeds received on the exercise of stock options and warrants of $1.3 million and $2.0 million, respectively.

Operating Capital and Capital Expenditure Requirements

To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for approximately the next two years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and MAKOplasty applications, including our MAKOplasty THA application, and our implant systems, continue research and development of existing and future products, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RIO system and implant systems, and introducing new and potential future applications including our MAKO-branded RESTORIS PST Cup and Tapered Femoral Stem hip implant system, which we commercially released in October 2012.

In executing our current business plan, we believe our cash, cash equivalents and investment balances as of March 31, 2013, and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We currently expect that our Facility Agreement will expire without funds being drawn on May 15, 2013. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities, or modify our current business plan. The sale of additional equity or convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

Contractual Obligations

At March 31, 2013, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $11.7 million.

We have a contingent obligation to make one-time payments of up to $5.6 million in lieu of paying ongoing, periodic royalty payments under certain royalty bearing arrangements related to our intellectual property rights. If incurred, these contingent obligations would be recognized in the second half of 2014.

Other than as described above and scheduled payments through March 31, 2013, there have been no significant changes in our contractual obligations during the three months ended March 31, 2013 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The two other actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig.¸ Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleges that MAKO’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint seeks an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve MAKO’s corporate governance and internal procedures. On October 31, 2012, MAKO and the individual defendants each filed motions to dismiss the consolidated complaint. The court has not ruled on those motions.

Also on October 31, 2012, the Company’s board of directors appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full board regarding the claims raised in the federal derivative action, In re MAKO Surgical Corp. Derivative Litig., and a demand made on the board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the board of directors file suit on behalf of the Company. Additionally, on November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the federal derivative action pending the completion of the demand review committee’s investigation. The court has not ruled on the motion to stay. The demand review committee has not yet completed its review, investigation and report.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)      Sales of Unregistered Securities

In March 2013, we entered into an agreement for the provision of certain consulting services to us in consideration for a non-qualified stock option to purchase 25,000 shares of our common stock, as well as certain other commission-related compensation. This stock option has an exercise price of $10.58, which was the closing price per share of our common stock on April 8, 2013, the grant date, and vests and becomes exercisable ratably quarterly over two years starting on the grant date. This option was issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No commissions or other remuneration were paid in connection with this issuance.

(c)      Issuer Purchases of Equity Securities

The following table summarizes the surrenders of the Company’s common stock during the three month period ended March 31, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
January 1 to 31, 2013	—	$—	—	$—
February 1 to 28, 2013	5,244	11.15	—	—
March 1 to 31, 2013	—	—	—	—
	5,244	$11.15	—	$—

(1)	Represents the surrender of shares of common stock to the Company to pay the exercise price associated with the exercise of stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Fifth Amended and Restated Bylaws of MAKO Surgical Corp. effective March 15, 2013 (incorporated by reference to the Company’s Form 8-K as filed on March 21, 2013)
10.1	Employment Agreement between MAKO Surgical Corp. and Christopher R. Marrus, effective as of February 21, 2013 (incorporated by reference to the Company’s Form 8-K as filed on February 26, 2013)
10.2	2013 Leadership Cash Bonus Plan (incorporated by reference to the Company’s Form 8-K as filed on February 26, 2013)
10.3	2013 SVP of Sales Cash Bonus Plan (incorporated by reference to the Company’s Form 8-K as filed on February 26, 2013)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101	The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: May 8, 2013	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Amended and Restated Bylaws of MAKO Surgical Corp. effective March 15, 2013 (incorporated by reference to the Company’s Form 8-K as filed on March 21, 2013)
3.1	Fifth Amended and Restated Bylaws of MAKO Surgical Corp. effective March 15, 2013 (incorporated by reference to the Company’s Form 8-K as filed on March 21, 2013)
10.1	Employment Agreement between MAKO Surgical Corp. and Christopher R. Marrus, effective as of February 21, 2013 (incorporated by reference to the Company’s Form 8-K as filed on February 26, 2013)
10.2	2013 Leadership Cash Bonus Plan (incorporated by reference to the Company’s Form 8-K as filed on February 26, 2013)
10.3	2013 SVP of Sales Cash Bonus Plan (incorporated by reference to the Company’s Form 8-K as filed on February 26, 2013)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101	The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

