Form 10-Q
period 2013-06-30
MAKO Surgical Corp.
filed 2013-08-01
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2013:

Class	Outstanding at July 25, 2013
Common Stock	47,027,327

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$19,579	$61,367
Short-term investments	40,054	11,899
Accounts receivable, net of allowances of $764 and $381, at June 30, 2013 and December 31, 2012, respectively	21,131	22,389
Inventory	21,580	25,080
Deferred cost of revenue	1,021	967
Financing commitment asset (Note 8)	—	7,608
Prepaid and other current assets	2,678	1,972
Total current assets	106,043	131,282
Long-term investments	3,295	—
Cost method investment (Note 4)	4,181	4,181
Property and equipment, net	22,441	22,996
Intangible assets, net	5,771	5,657
Other assets	2,788	2,786
Total assets	$144,519	$166,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,742	$2,267
Accrued compensation and employee benefits	4,861	4,298
Other accrued liabilities	7,088	8,727
Deferred revenue	9,953	9,973
Total current liabilities	23,644	25,265

Deferred revenue, non-current	769	800
Total liabilities	24,413	26,065

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 135,000,000 authorized; 46,962,832 and 46,601,252 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively (excludes 18,750 and 421,999 unvested shares of restricted stock as of June 30, 2013 and December 31, 2012, respectively)	47	47
Additional paid-in capital	371,033	362,364
Accumulated deficit	(250,924)	(221,576)
Accumulated other comprehensive income (loss)	(50)	2
Total stockholders’ equity	120,106	140,837
Total liabilities and stockholders’ equity	$144,519	$166,902

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Procedures	$16,378	$13,018	$31,214	$24,580
Systems	8,231	8,183	14,730	14,054
Service	3,616	2,474	7,090	4,680
Total revenue	28,225	23,675	53,034	43,314
Cost of revenue:
Procedures	7,949	3,118	11,616	5,775
Systems	3,149	2,796	5,580	5,244
Service	342	451	784	832
Total cost of revenue	11,440	6,365	17,980	11,851
Gross profit	16,785	17,310	35,054	31,463
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	21,841	18,783	41,979	38,159
Research and development (exclusive of depreciation and amortization)	5,633	5,244	10,646	10,098
Depreciation and amortization	2,103	1,771	4,149	3,457
Total operating costs and expenses	29,577	25,798	56,774	51,714
Loss from operations	(12,792)	(8,488)	(21,720)	(20,251)
Other income (expense), net	(6,936)	(33)	(7,613)	25
Loss before income taxes	(19,728)	(8,521)	(29,333)	(20,226)
Income tax expense	—	14	15	39
Net loss	$(19,728)	$(8,535)	$(29,348)	$(20,265)
Net loss per share - Basic and diluted	$(0.42)	$(0.20)	$(0.63)	$(0.48)
Weighted average common shares outstanding - Basic and diluted	46,935	42,161	46,870	41,927

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Loss	$(19,728)	$(8,535)	$(29,348)	$(20,265)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(31)	(28)	(52)	(31)
Comprehensive loss	$(19,759)	$(8,563)	$(29,400)	$(20,296)

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except share data)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(29,348)	$(20,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,552	2,832
Amortization of intangible assets	884	839
Stock-based compensation	5,879	6,122
Provision for inventory reserve	4,443	95
Amortization of premium on investment securities	112	221
Loss on asset impairment	2,290	511
Provision for doubtful accounts	398	77
Issuance of stock under development agreement	389	454
Non-cash changes under credit facility	7,608	(62)
Changes in operating assets and liabilities:
Accounts receivable	860	1,692
Inventory	(2,877)	(11,432)
Deferred cost of revenue	(54)	(458)
Prepaid and other current assets	(706)	(2,714)
Other assets	(2)	(37)
Accounts payable	(525)	3,776
Accrued compensation and employee benefits	563	(4,747)
Other accrued liabilities	(639)	(1,365)
Deferred revenue	(51)	2,378
Net cash used in operating activities	(7,224)	(22,083)
Investing activities:
Purchase of investments	(42,868)	(3,160)
Proceeds from sales and maturities of investments	11,254	22,298
Acquisition of property and equipment	(3,353)	(3,839)
Acquisition of intangible assets	(998)	(65)
Net cash provided by (used in) investing activities	(35,965)	15,234
Financing activities:
Payment under credit facility (Note 8)	(1,000)	—
Proceeds from employee stock purchase plan	874	844
Exercise of common stock options and warrants for cash	1,642	2,176
Payment of payroll taxes relating to vesting of restricted stock	(115)	(172)
Net cash provided by financing activities	1,401	2,848
Net decrease in cash and cash equivalents	(41,788)	(4,001)
Cash and cash equivalents at beginning of period	61,367	13,438
Cash and cash equivalents at end of period	$19,579	$9,437

Non-cash investing and financing activities:
Receipt of 10,488 and 4,556 shares of common stock delivered in payment of payroll taxes for the six months ended June 30, 2013 and 2012, respectively	$115	$172
Transfers of inventory to property and equipment	1,934	1,961
Issuance of stock under development agreement	389	454

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
June 30, 2013
(Unaudited)

1. Organization and Basis of Presentation

          MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its RIO® Robotic Arm Interactive Orthopedic system, joint specific applications for the knee and hip, and proprietary RESTORIS® implants for orthopedic procedures called MAKOplasty®. The Company is headquartered in Fort Lauderdale, Florida and its common stock trades on The NASDAQ Global Select Market under the ticker symbol “MAKO.”

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2012 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2013 may not be indicative of the results to be expected for the entire year or any future periods.

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

          The Company expects to derive most of its revenue from capital sales of its RIO® Robotic Arm Interactive Orthopedic system (“RIO”), current and future MAKOplasty applications to the RIO (together with the RIO, the “RIO system”), recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve broad commercial acceptance of MAKOplasty or maintain or obtain regulatory clearances or approvals for current and future products, including other orthopedic products, its revenue would be adversely affected and the Company may not become profitable.

          The Company’s current versions of its RIO system, its MAKOplasty partial knee and total hip arthroplasty (“THA”) RIO applications, and its RESTORIS® MCK multicompartmental knee implant systems and RESTORIS total hip implant systems have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied any such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

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

(in thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Amount Reclassified	As Reported Herein	As Previously Reported	Amount Reclassified	As Reported Herein
Selling, general and administrative	$19,284	$(501)	$18,783	$39,072	$(913)	$38,159
Research and development	5,244	—	5,244	10,098	—	10,098
Depreciation and amortization	1,270	501	1,771	2,544	913	3,457
Total operating costs and expenses	$25,798	$—	$25,798	$51,714	$—	$51,714

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

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for maintenance services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of June 30, 2013 consisted primarily of deferred service revenue for maintenance services.

Inventory

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades and new product introductions in its periodic review of realizability. During the six months ended June 30, 2013, the Company increased its inventory reserve by $4.4 million, or $(0.09) per basic and diluted share, of which $4.1 million was incurred in the second quarter of 2013, for excess hip implant inventory. The inventory valuation adjustment was charged to cost of revenue – procedures in the condensed statement of operations. Inventory valuation reserves are determined based on the Company’s assessment of the forecasted demand for its products and the on hand quantities of inventory. Depending on demand for the Company’s products, technical obsolescence and new product introductions, future valuation adjustments of the Company’s inventory may occur. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

Impairment of Long-Lived Assets

          The Company evaluates its long-lived assets for indicators of impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the six months ended June 30, 2013, the Company incurred asset impairments of $2.3 million, or $(0.05) per basic and diluted share, of which $2.0 million was incurred in the second quarter of 2013. The impairment charge was primarily related to excess hip implant instruments used to perform THA procedures and was charged to selling, general and administrative expense in the condensed statement of operations. Depending on the operating performance and projected undiscounted cash flows associated with the related assets, future impairment charges of the Company’s long-lived assets may occur.

Recent Accounting Pronouncements

          Effective January 1, 2013, the Company adopted accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. The adoption did not have a material impact on the Company’s results of operation or financial position.

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

(in thousands)	June 30,
	2013	2012
Stock options outstanding	6,717	5,531
Warrants to purchase common stock	1,211	1,268
Unvested restricted stock	19	444
Total	7,947	7,243

3. Available-For-Sale Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. During the six months ended June 30, 2013 and 2012, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of June 30, 2013

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$24,993	$4	$(25)	$24,972
Certificates of deposit	15,098	1	(17)	15,082
Long-term investments:
U.S. government agencies	504	—	(2)	502
Certificates of deposit	2,804	2	(13)	2,793
Total investments	$43,399	$7	$(57)	$43,349

          As of December 31, 2012

(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$1,704	$1	$—	$1,705
Certificates of deposit	10,193	7	(6)	10,194
Total investments	$11,897	$8	$(6)	$11,899

          As of June 30, 2013 and December 31, 2012, all short-term investments had maturity dates of less than one year. As of June 30, 2013, all long-term investments had maturity dates between one and two years.

4. Cost Method Investment

          The Company has a minority equity interest in Pipeline Biomedical Holdings, Inc. (“Pipeline”) which the Company accounts for as a cost method investment under ASC 325-20, Cost Method Investments. The carrying amount of the equity interest in Pipeline consists of 1,137,513 shares of Pipeline common stock that are subject to redemption and conversion into an exclusive, limited distribution rights agreement for certain Pipeline technology in certain instances. The carrying amount of the equity interest in Pipeline is $4.2 million and is included in cost method investment on the balance sheet. It is not practical to estimate the fair value of the equity interest in Pipeline as Pipeline’s securities are not publicly traded. The Company reviews the equity interest in Pipeline for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. No events or circumstances indicated that the equity interest in Pipeline was impaired as of June 30, 2013.

5. Fair Value Measurements

          A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 Inputs – unobservable inputs for the asset or liability.

          The fair values of the Company’s financial assets measured on a recurring basis are summarized below:

(in thousands)		Fair Value Measurements at the Reporting Date Using
	June 30, 2013	Level 1	Level 2	Level 3
Short-term investments:
U.S. government agencies	$24,972	$23,496	$1,476	$—
Certificates of deposit	15,082	—	15,082	—
Long-term investments:
U.S. government agencies	502	—	502	—
Certificates of deposit	2,793	—	2,793	—
Total assets	$43,349	$23,496	$19,853	$—

(in thousands)		Fair Value Measurements at the Reporting Date Using
	December 31, 2012	Level 1	Level 2	Level 3
Short-term investments:
U.S. government agencies	$1,705	$1,001	$704	$—
Certificates of deposit	10,194	—	10,194	—
Financing commitment asset	7,608	—	—	7,608
Total assets	$19,507	$1,001	$10,898	$7,608

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

          The table below provides a reconciliation of the financing commitment asset measured at fair value on a recurring basis which use Level 3 inputs for the six months ended June 30, 2013.

(in thousands)	Fair Value Measurements Level 3
Six Months Ended June 30, 2013
Balance at December 31, 2012	$7,608
Change in value of financing commitment asset reported in other income (expense)	(7,608)
Balance at June 30, 2013	$—

6. Inventory

          Inventory consisted of the following:

(in thousands)	June 30, 2013	December 31, 2012
Inventory:
Raw materials	$2,787	$4,351
Work-in-process	1,542	1,159
Finished goods	17,251	19,570
Total inventory	$21,580	$25,080

          See Note 2 for a discussion of the inventory valuation adjustment for the six months ended June 30, 2013.

7. Commitments and Contingencies

Purchase Commitments

          At June 30, 2013, the Company was committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $7.3 million.

Legal Proceedings

          In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The court consolidated the Harrison and Parker complaints under the caption In re MAKO Surgical Corp. Securities Litigation, No. 12-60875-CIV-Cohn/Seltzer, and appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System to serve as co-lead plaintiffs. In September 2012, the co-lead plaintiffs filed an amended complaint that expanded the proposed class period through July 9, 2012. The amended complaint alleged the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the Company’s financial guidance for 2012 that artificially inflated the Company’s stock price. The amended complaint sought an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. In October 2012, the Company, Dr. Ferré, and Mr. LaPorte filed a motion to dismiss the amended complaint in its entirety. On May 15, 2013, the court granted the motion to dismiss and found that the challenged statements in the amended complaint were not material misrepresentations or omissions but rather were forward-looking statements accompanied by meaningful cautionary language and thus not actionable. In its order, the court gave co-lead plaintiffs an opportunity to request leave to file a second amended complaint, which they declined. Accordingly, on June 14, 2013 the court closed the case and entered final judgment for the Company, Dr. Ferré and Mr. LaPorte. No appeal was filed and the time for filing an appeal has expired.

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

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on the motion to dismiss filed in the In re MAKO Surgical Corp. Securities Litigation class action. On June 20, 2013, this case was voluntarily dismissed.

          The two other derivative actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig.¸ Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleged that the Company’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint sought an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve the Company’s corporate governance and internal procedures. On October 31, 2012, the Company and the individual defendants each filed motions to dismiss the consolidated complaint. On June 6, 2013, the court granted the Company’s motion to dismiss on the grounds that the plaintiff failed to comply with applicable law by serving a pre-suit demand on the Company’s board of directors or by adequately alleging that doing so would be futile. The court gave the plaintiff until June 27, 2013 to file a motion seeking leave to file a second amended complaint.

          On June 14, 2013, the plaintiff in the federal court derivative action made a demand on the Company to inspect its books and records. Because the Company believed the plaintiff had not stated a proper purpose for the requested inspection, it denied this inspection request.

          On June 27, 2013, the plaintiff filed a motion requesting sixty additional days to file a motion for leave to amend the consolidated complaint, alleging the intent to pursue a legal action in Delaware or Florida in order to inspect the Company’s books and records for the purpose of establishing futility of a pre-suit demand. To date, Plaintiff has not filed any action regarding his purported inspection rights. On July 15, 2013, the Company and the individual defendants filed a motion opposing the plaintiff’s request for additional time. The court has not ruled on the motion.

          In addition, on October 31, 2012, the Company’s board of directors appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full board regarding the claims raised in the consolidated federal derivative action, as well as a demand made on the board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the board of directors file suit on behalf of the Company. On November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the consolidated federal derivative action pending the completion of the demand review committee’s investigation. When the court dismissed the federal derivative action, it also denied the motion to stay as moot. The demand review committee has not yet completed its review, investigation and report.

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

8. Credit Facility

          On May 7, 2012, the Company entered into a Facility Agreement with affiliates of Deerfield Management Company, L.P. (“Deerfield”), as amended on June 28, 2012, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company had the flexibility, but was not required, to draw down on the Facility Agreement in $10 million increments (the “Financing Commitment”) at any time until May 15, 2013 (the “Draw Period”). No funds were drawn under the Facility Agreement which expired on May 15, 2013.

          In exchange for the Financing Commitment, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $27.70 per share. The warrants issued under the Facility Agreement expire on the seventh anniversary of its issuance. As of June 30, 2013, all 275,000 warrants were outstanding and exercisable. The warrants qualified for permanent treatment as equity and the fair value of the warrants of $3.6 million on June 28, 2012 are classified as additional paid-in capital on the condensed balance sheet. Each $10 million disbursement would have been accompanied by the issuance to Deerfield of warrants to purchase 140,000 shares of the Company’s common stock, at an exercise price equal to a 20% premium to the mean closing price of the Company’s common stock over the five trading days following receipt by Deerfield of the draw notice.

          The Company was required to pay Deerfield a fee of $1.0 million (the “Facility Fee”) if no funds were drawn under the Facility Agreement, which it paid in the second quarter of 2013. The Company recorded $1.0 million to expense for the Facility Fee in other income (expense), net in the statement of operations during the year ended December 31, 2012, as the Company determined it was probable that it would be required to pay the Facility Fee.

          The Financing Commitment was classified as a current asset on the condensed balance sheet and was considered a derivative as the Company could have put additional warrants and debt to Deerfield. The Financing Commitment was revalued each subsequent balance sheet date until the Draw Period expired, with any changes in the fair value between reporting periods recorded in other income (expense), net in the condensed statement of operations. The fair value of the Financing Commitment on December 31, 2012 was $7.6 million and the fair value of the Financing Commitment on March 31, 2013 was $6.9 million. Upon the expiration of the Draw Period on May 15, 2013, the Financing Commitment had no value and the $7.6 million change in the fair value of the Financing Commitment for the six months ended June 30, 2013 (of which $6.9 million was incurred in the three months ended June 30, 2013) was recorded in other income (expense), net in the condensed statement of operations.

          The warrants to purchase 275,000 shares of the Company’s common stock were valued as of June 28, 2012 using a Monte Carlo simulation model with the following assumptions: expected life of 6.86 years, risk free rate of 1.05%, expected volatility of 63.54% and no expected dividend yield. The value of the Financing Commitment was determined using Level 3 inputs, or significant unobservable inputs. The value of the Financing Commitment at December 31, 2012 was determined by estimating the value of being able to borrow $50 million at a 6.75% interest rate (the “Loan Value”) net of the estimated value of the additional 700,000 warrants to be issued upon borrowing. The Loan Value was discounted using a market yield of 18%. The estimated value of the additional warrants to be issued was valued using a Monte Carlo simulation model with the following assumptions: expected life of 7.0 years, risk free rate of 1.21%, expected volatility of 63.02% and no expected dividend yield. The most significant unobservable input in estimating the value of the Financing Commitment was the 18% market yield. A 100 basis point change in the market yield input could change the value of the Financing Commitment by approximately $1.0 million. The Financing Commitment on March 31, 2013 was valued using a methodology similar to the methodology discussed above.

9. Stockholders’ Equity

Preferred Stock

          As of June 30, 2013 and December 31, 2012, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Common Stock

          As of June 30, 2013 and December 31, 2012, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. Each share of common stock is entitled to one vote on matters submitted to a vote of stockholders.

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

          During the three months ended June 30, 2013 and 2012, stock-based compensation expense was $2.9 million and $3.4 million, respectively. Included within stock-based compensation expense for the three months ended June 30, 2013 were $2.7 million related to stock option grants, $127,000 related to restricted stock grants, and $108,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan. During the six months ended June 30, 2013 and 2012, stock-based compensation expense was $5.9 million and $6.1 million, respectively. Included within stock-based compensation expense for the six months ended June 30, 2013 were $5.1 million related to stock option grants, $533,000 related to restricted stock grants, and $226,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	884	5,450	$16.65
Shares reserved	1,881	—	—
Shares surrendered under the 2008 Plan	11	—	—
Options granted	(1,914)	1,914	11.50
Options exercised	—	(257)	6.09
Options forfeited under the 2004 Plan	—	(7)	11.12
Options forfeited under the 2008 Plan	383	(383)	22.32
Restricted stock forfeited under the 2008 Plan	375	—	—
Balance at June 30, 2013	1,620	6,717	$15.27

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2013, there was total unrecognized compensation cost of approximately $24.2 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.7 years as of June 30, 2013.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.11% - 1.96%	1.05% - 1.40%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	47.50% - 94.30%	48.23% - 48.62%

          During the six months ended June 30, 2013, 375,000 shares of restricted stock subject to performance conditions were forfeited as the performance conditions were not achieved on the measurement date of March 31, 2013. As of June 30, 2013, 18,750 shares of restricted stock were unvested and outstanding. During the six months ended June 30, 2013, 10,488 shares of common stock were surrendered to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted.

Warrants

          In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of June 30, 2013, 194,059 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of June 30, 2013, 598,741 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of June 30, 2013, 143,157 warrants were outstanding and exercisable.

          In May 2012, the Company issued warrants to purchase 275,000 shares of common stock at an exercise price of $27.70 per share. These warrants became exercisable on May 7, 2012 and have a seven-year term. As of June 30, 2013, all 275,000 warrants were outstanding and exercisable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “outlook,” “guidance” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about the nature, timing and number of planned new product introductions; market acceptance of MAKOplasty, including our RIO® Robotic Arm Interactive Orthopedic system, or RIO, joint specific applications for the knee and hip, and our RESTORIS family of implant systems; the effect of anticipated changes in the size, health and activities of population on the demand for our products; assumptions and estimates regarding the size and growth of certain market segments; our ability and intent to expand into international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability from third parties, including single source suppliers, of development services and implants for and components of our RIO; the viability of maintaining our licensed intellectual property or our ability to obtain additional licenses necessary to our growth; the anticipated adequacy of our capital resources to meet the needs of our business; our continued investment in new products and technologies; the ultimate marketability of newly launched products and products currently being developed; the ability to implement new technologies successfully; our ability to sustain, and our goals for, sales and earnings growth, including projections regarding RIO system installations and post-installation system utilization; our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities; our compliance with domestic and foreign regulatory requirements, including Medical Device Reporting requirements and other required reporting to the United States Food and Drug Administration; the stability of certain domestic and foreign economic markets; the impact of anticipated changes in the U.S. healthcare industry and the medical device industry and our ability to react to and capitalize on those changes; future declarations of cash dividends; and the impact of any managerial changes. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the following:

•

the potentially significant impact of a continued economic downturn or delayed economic recovery on the ability of our customers to secure adequate funding, including access to credit, for the purchase of our products or cause our customers to delay a purchasing decision;

•	changes in general economic conditions and credit conditions;

•	changes in the availability of capital and financing sources for our company and our customers;

•	unanticipated changes in the timing and duration of the sales cycle for our products or the vetting process undertaken by prospective customers;

•	changes in competitive conditions and prices in our markets;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs and availability of raw materials, finished goods (including from sole-sourced suppliers), and labor;

•	changes in other significant operating expenses;

•	slowdowns, delays, or inefficiencies in our product research and development efforts;

•	unanticipated issues relating to intended product launches;

•	decreases in sales of our principal product lines;

•	decreases in utilization of our principal product lines or in procedure volume or system utilizations;

•	increases in expenditures related to increased or changing governmental regulation or taxation of our business, both nationally and internationally;

•

unanticipated issues in complying with domestic or foreign regulatory requirements related to MAKO’s current or future products, including initiating and communicating product actions or product recalls and meeting Medical Device Reporting requirements and other requirements of the United States Food and Drug Administration, or securing regulatory clearance or approvals for new products or upgrades or changes to our current products;

•	developments adversely affecting our current and potential sales activities outside the United States;

•	increases in cost containment efforts by group purchasing organizations;

•	the impact of the United States healthcare reform legislation enacted in March 2010 on hospital spending, reimbursement, and the taxing of medical device companies;

•	unanticipated changes in reimbursement to our customers for our products;

•	any unanticipated impact arising out of the securities class action or any other litigation, inquiry, or investigation brought against us; and

•	any negative impact from the generation or interpretation of clinical study results related to MAKOplasty;

•	loss of key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining a direct sales force and building a distributor network;

•	unanticipated issues related to, or unanticipated changes in or difficulties associated with, the recruitment of agents and distributors of our products;

•	unanticipated intellectual property expenditures required to develop, market, protect, and defend our products or market position.

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

          We have incurred net losses in each year since our inception and, as of June 30, 2013, we had an accumulated deficit of $250.9 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our selling, general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Recent business events and key milestones in the development of our business include the following:

          • During the six month period ended June 30, 2013, we sold fifteen RIO systems, comprised of thirteen domestic commercial sales and two international commercial sales, and four MAKOplasty total hip arthroplasty applications, or THA applications, to existing RIO customers. We deferred recognition of one international commercial sale as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of June 30, 2013. We also recognized two previously deferred international commercial RIO system sales during the six months ended June 30, 2013, as all revenue recognition criteria consistent with the Company’s revenue recognition policy had been satisfied.

          • As of June 30, 2013, our worldwide commercial installed base was 171 systems and our domestic commercial installed base was 164 systems. Of the installed base of 171 systems, 111 systems, or 65% of our worldwide commercial installed base, have the MAKOplasty THA application.

• A total of 6,262 MAKOplasty procedures were performed worldwide during the six month period ended June 30, 2013, representing a 28% increase over the same period in 2012.

          • On April 16, 2013, as a result of patent litigation we initiated in defense of our intellectual property portfolio, we entered into a Settlement Agreement and an Asset Purchase Agreement, or the Agreements, with Stanmore Implants Worldwide Limited and affiliated entities, or Stanmore. Under the Agreements, in exchange for a cash payment to Stanmore, we withdrew all legal actions against Stanmore and received Stanmore’s robotic business assets and related intellectual property, as well as Stanmore’s agreement to withdraw from robotics.

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

Revenue

          Revenue is generated from: (1) sales of RIO systems and applications, (2) sales of implants and disposable products utilized in MAKOplasty procedures; and (3) sales of maintenance services. Future revenue from sales of our products is difficult to predict and we expect that it will only modestly reduce our continuing losses resulting from selling, general and administrative expenses, research and development expenses and other activities for approximately the next two years. Our future revenue may also be adversely affected by the current general economic conditions and the resulting tightening of the credit markets, which may cause purchasing decisions to be delayed or cause our customers to experience difficulties in securing adequate funding to buy our products.

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

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses consist primarily of expenses relating to compensation, including the direct salary and benefit cost for sales, marketing, training, clinical research, operations, regulatory, quality, finance, legal, executive, and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs and recruiting and other human resources expenses. Our selling, general and administrative expenses also include the expense relating to the 2.3% excise tax imposed on the sale and use of certain of our medical devices as a result of the Patient Protection and Affordable Care Act, which became effective January 1, 2013. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of activities necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty. In addition, we expect to incur additional costs associated with securing, protecting and defending our intellectual property rights as necessary and advisable to support our current and future product offerings.

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

Critical Accounting Policies

          There have been no significant changes in our critical accounting policies during the six months ended June 30, 2013 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2012.

Results of Operations for the three and six months ended June 30, 2013 and 2012

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% of Change	2013	2012	Change	% of Change
Revenue:
Procedures	$16,378	$13,018	$3,360	26%	$31,214	$24,580	$6,634	27%
Systems	8,231	8,183	48	1%	14,730	14,054	676	5%
Service	3,616	2,474	1,142	46%	7,090	4,680	2,410	51%
Total revenue	28,225	23,675	4,550	19%	53,034	43,314	9,720	22%
Cost of revenue:
Procedures	7,949	3,118	4,831	155%	11,616	5,775	5,841	101%
Systems	3,149	2,796	353	13%	5,580	5,244	336	6%
Service	342	451	(109)	(24%)	784	832	(48)	(6%)
Total cost of revenue	11,440	6,365	5,075	80%	17,980	11,851	6,129	52%
Gross profit	16,785	17,310	(525)	(3%)	35,054	31,463	3,591	11%
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	21,841	18,783	3,058	16%	41,979	38,159	3,820	10%
Research and development (exclusive of depreciation and amortization)	5,633	5,244	389	7%	10,646	10,098	548	5%
Depreciation and amortization	2,103	1,771	332	19%	4,149	3,457	692	20%
Total operating costs and expenses	29,577	25,798	3,779	15%	56,774	51,714	5,060	10%
Loss from operations	(12,792)	(8,488)	(4,304)	51%	(21,720)	(20,251)	(1,469)	7%
Other income (expense), net	(6,936)	(33)	(6,903)	20,918%	(7,613)	25	(7,638)	(30,552%)
Loss before income taxes	(19,728)	(8,521)	(11,207)	132%	(29,333)	(20,226)	(9,107)	45%
Income tax expense	—	14	(14)	(100%)	15	39	(24)	(62%)
Net loss	$(19,728)	$(8,535)	$(11,193)	131%	$(29,348)	$(20,265)	$(9,083)	45%

Revenue

          Revenue was $28.2 million for the three months ended June 30, 2013, compared to $23.7 million for the three months ended June 30, 2012. The increase in revenue of $4.6 million, or 19%, was primarily due to a $3.4 million, or 26%, increase in procedure revenue, a $48,000, or 1%, increase in system revenue and a $1.1 million, or 46%, increase in service revenue.

          The $3.4 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the three months ended June 30, 2013 to 3,274 as compared to 2,590 during the three months ended June 30, 2012. The 26% increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial site.

          The $48,000 increase in system revenue was attributable to the recognition of $8.2 million of revenue from nine commercial unit sales of our RIO system, including one international commercial sale, five of which included MAKOplasty THA applications, and three MAKOplasty THA application sales to existing customers during the three months ended June 30, 2013, as compared to the recognition of $8.2 million of revenue from nine commercial unit sales of our RIO system, including one international commercial sale, seven of which included MAKOplasty THA applications, and two MAKOplasty THA application sales to existing customers during the three months ended June 30, 2012. System revenue for the three months ended June 30, 2013 was reduced by $1.1 million for the deferral of system revenue primarily related to our service obligation for maintenance, as compared to the deferral of $1.4 million during the three months ended June 30, 2012. Revenues deferred for the service obligation will be recognized in service revenue over the period maintenance services are performed, which is generally twelve months. In addition to the nine commercial unit sales of our RIO system recognized during the three months ended June 30, 2013, we had one international commercial unit sale of our RIO system, including a MAKOplasty THA application, for which we deferred revenue recognition as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of June 30, 2013.

          The $1.1 million increase in service revenue was attributable to an increase in customer sites under maintenance contracts as our installed base of RIO systems increases.

          Revenue was $53.0 million for the six months ended June 30, 2013, compared to $43.3 million for the six months ended June 30, 2012. The increase in revenue of $9.7 million, or 22%, was primarily due to a $6.6 million, or 27%, increase in procedure revenue, a $676,000, or 5%, increase in system revenue and a $2.4 million, or 51%, increase in service revenue.

          The $6.6 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the six months ended June 30, 2013 to 6,262 as compared to 4,887 during the six months ended June 30, 2012. The 28% increase in MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial site.

          The $676,000 increase in system revenue was attributable to the recognition of $14.7 million of revenue from fourteen commercial unit sales of our RIO system, including one international commercial sale, ten of which included MAKOplasty THA applications, four MAKOplasty THA application sales to existing customers, and recognition of two previously deferred international commercial RIO system sales during the six months ended June 30, 2013, as compared to the recognition of $14.1 million of revenue from fourteen commercial unit sales of our RIO system, including one international commercial sale, eleven of which included MAKOplasty THA applications, and eleven MAKOplasty THA application sales to existing customers during the six months ended June 30, 2012. System revenue for the six months ended June 30, 2013 was reduced by $1.8 million for the deferral of system revenue primarily related to our service obligation for maintenance, as compared to the deferral of $2.1 million during the six months ended June 30, 2012. Revenues deferred for the service obligation will be recognized in service revenue over the period maintenance services are performed, which is generally twelve months. In addition to the fourteen commercial unit sales of our RIO system recognized during the six months ended June 30, 2013, we had one international commercial unit sale of our RIO system, including a MAKOplasty THA application, for which we deferred revenue recognition as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of June 30, 2013.

          The $2.4 million increase in service revenue was attributable to an increase in customer sites under maintenance contracts as our installed base of RIO systems increases.

          We expect our revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

Cost of Revenue and Gross Profit

          Cost of revenue was $11.4 million for the three months ended June 30, 2013, compared to $6.4 million for the three months ended June 30, 2012. The increase in cost of revenue of $5.1 million, or 80%, was primarily due to an increase in MAKOplasty procedures performed during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and a $4.1 million inventory valuation adjustment for excess hip implant inventory as discussed below during the three months ended June 30, 2013.

          During the six months ended June 30, 2013, we increased our inventory reserve by $4.4 million, or $(0.09) per basic and diluted share, of which $4.1 million was incurred in the second quarter of 2013, for excess hip implant inventory related to our RESTORIS Trinity Cup and RESTORIS Metafix Femoral Stem implant system and our RESTORIS Z implant system. The valuation adjustment was primarily due to the greater than anticipated adoption of our RESTORIS PST Cup and Tapered Femoral Stem hip implant system, or RESTORIS PST implant system, which we commercially launched in October 2012, as a percent of total THA procedures. In the second quarter of 2013, over 75% of our THA procedure volume was performed with our RESTORIS PST implant system and we expect that it will continue to grow in the future as a percentage of total THA procedures. The inventory valuation adjustment was charged to cost of revenue – procedures in the condensed statement of operations. Depending on demand for our products, technical obsolescence and new product introductions, future valuation adjustments of our inventory may occur.

          Cost of revenue was $18.0 million for the six months ended June 30, 2013, compared to $11.9 million for the six months ended June 30, 2012. The increase in cost of revenue of $6.1 million, or 52%, was primarily due to an increase in MAKOplasty procedures performed and a $4.4 million inventory valuation adjustment for excess hip implant inventory as discussed above during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

          We expect our cost of revenue to continue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

          Gross profit for the three months ended June 30, 2013 was $16.8 million compared to a gross profit of $17.3 million for the three months ended June 30, 2012. Total gross margin for the three months ended June 30, 2013 was 59%, including a 51% margin on procedure revenue, a 62% margin on system revenue and an 91% margin on service revenue compared to a gross margin of 73% for the three months ended June 30, 2012, including a 76% margin on procedure revenue, a 66% margin on system revenue and a 82% margin on service revenue. The decrease in margin on procedure revenue was primarily attributable to the $4.1 million inventory valuation adjustment for excess hip implant inventory as discussed above. The margin on system revenue for the three months ended June 30, 2013 was relatively consistent with the margin on RIO system revenue for the three months ended June 30, 2012. The increase in margin on service revenue was primarily attributable to the timing of preventive maintenance costs.

          Gross profit for the six months ended June 30, 2013 was $35.1 million compared to a gross profit of $31.5 million for the six months ended June 30, 2012. Total gross margin for the six months ended June 30, 2013 was 66%, including a 63% margin on procedure revenue, a 62% margin on system revenue and an 89% margin on service revenue compared to a gross margin of 73% for the six months ended June 30, 2012, including a 77% margin on procedure revenue, a 63% margin on system revenue and a 82% margin on service revenue. The decrease in margin on procedure revenue was primarily attributable to the $4.4 million inventory valuation adjustment for excess hip implant inventory as discussed above. The margin on system revenue for the six months ended June 30, 2013 was consistent with the margin on RIO system revenue for the six months ended June 30, 2012. The increase in margin on service revenue was primarily attributable to the timing of preventive maintenance costs.

Selling, General and Administrative

          Selling, general and administrative expense for the three and six months ended June 30, 2013 were $21.8 million and $42.0 million, respectively, compared to $18.8 million and $38.2 million for the three and six months ended June 30, 2012. The increase of $3.1 million, or 16%, for the three months ended June 30, 2013 and $3.8 million, or 10%, for the six months ended June 30, 2013, was primarily due to the impact of the new medical device excise tax, which became effective January 1, 2013, and an increase in legal costs associated with asserting our intellectual property rights. Selling, general and administrative expense for the three and six months ended June 30, 2013 was also impacted by an asset impairment charge for excess hip implant instruments as discussed below. Selling, general and administrative expense for the three and six months ended June 30, 2013 included $2.3 million and $4.7 million, respectively, of stock-based compensation expense compared to $2.8 million and $5.0 million for the three and six months ended June 30, 2012. We expect our selling, general and administrative expenses to continue to increase due to our planned increase in the number of activities necessary to support the sales and marketing efforts associated with the growing commercialization of our products. In addition, we expect to incur additional costs associated with securing and protecting our intellectual property rights as necessary to support our current and future product offerings.

          During the six months ended June 30, 2013, we incurred asset impairments of $2.3 million, or $(0.05) per basic and diluted share, of which $2.0 million was incurred in the second quarter of 2013. The impairment charge was primarily related to excess hip implant instruments associated with our to our RESTORIS Trinity Cup and RESTORIS Metafix Femoral Stem implant system and our RESTORIS Z implant system. The impairment charge was primarily due to greater than anticipated adoption of our RESTORIS PST implant system as a percent of total THA procedures as discussed in “Cost of Revenue and Gross Profit” above. The $2.3 million impairment charge was charged to selling, general and administrative expense in the condensed statement of operations.

Research and Development

          Research and development expense for the three and six months ended June 30, 2013 was $5.6 million and $10.6 million, respectively, compared to $5.2 million and $10.1 million for the three and six months ended June 30, 2012. The increase of $389,000, or 7%, for the three months ended June 30, 2013 and $548,000, or 5%, for the six months ended June 30, 2013 were primarily due to an increase in research and development activities associated with on-going development of our RIO system and applications, our RESTORIS family of implant systems, and potential future products. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Depreciation and Amortization

          Depreciation and amortization expense for the three and six months ended June 30, 2013 was $2.1 million and $4.1 million, respectively, compared to $1.8 million and $3.5 million for the three and six months ended June 30, 2012. The increase of $332,000, or 19%, for the three months ended June 30, 2013 and $692,000, or 20%, for the six months ended June 30, 2013 was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2012 and 2013 for implant instrumentation to support the growth in our installed base of RIO systems and purchases to support the growth in our business and the expansion of our training facilities in 2012 to support such growth.

Other income (expense), net

          Other income (expense), net for the three and six months ended June 30, 2013 was $6.9 million of expense and $7.6 million of expense, respectively, compared to $33,000 of expense and $25,000 of revenue, respectively, for the three and six months ended June 30, 2012. The increase in expense of $6.9 million and $7.6 million for the three and six months ended June 30, 2013 was primarily due to non-cash expense recognized on the change in fair value of our Financing Commitment as discussed in Note 8 to the Financial Statements.

Income Taxes

          No federal income taxes were recognized for the three and six months ended June 30, 2013 and 2012, due to net operating losses in each period. State and local income taxes for the three and six months ended June 30, 2013 was $0 and $15,000, respectively, compared to $14,000 and $39,000 for the three and six months ended June 30, 2012. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the three and six months ended June 30, 2013 and 2012, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(in thousands)	Six Months Ended June 30,
	2013	2012	Change	% of Change
Net cash used in operating activities	$(7,224)	$(22,083)	$14,859	(67%)
Net cash provided by (used in) investing activities	(35,965)	15,234	(51,199)	(336%)
Net cash provided by financing activities	1,401	2,848	(1,447)	(51%)
Net decrease in cash and cash equivalents	$(41,788)	$(4,001)	$(37,787)	944%

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of June 30, 2013, we had an accumulated deficit of $250.9 million and have financed our net losses principally through the sale of our equity securities.

          As of June 30, 2013, we had $62.9 million in cash, cash equivalents and available-for-sale investments. Our cash and investments classified as available-for-sale are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

          On May 7, 2012, we entered into a Facility Agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, as amended on June 28, 2012, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the agreement, we had the flexibility, but were not required, to draw down on the Facility Agreement in $10 million increments at any time until May 15, 2013. No funds were drawn under the Facility Agreement which expired on May 15, 2013. We were required to pay Deerfield a fee of $1.0 million if no funds were drawn under the Facility Agreement, which we paid in the second quarter of 2013.

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by non-cash items, such as depreciation and amortization, stock-based compensation, non-cash changes under the credit facility, and the inventory valuation adjustment and loss on asset impairment discussed in “Results of Operations for the three and six months ended June 30, 2013 and 2012” above. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the six months ended June 30, 2013 are $2.9 million of increases to inventory necessitated by increased sales of implants and disposable products and the commercial launch of our RESTORIS PST implant system for use with our MAKOplasty THA application. Included in changes in operating assets and liabilities for the six months ended June 30, 2012 are $11.4 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and the commercial launch of our MAKOplasty THA application, $2.7 million of increases to prepaid and other current assets and $4.7 million of decreases to accrued compensation and employee benefits. These were partially offset by $3.8 million of increases to accounts payable and $2.4 million of increases to deferred revenue primarily related to the first year warranty and maintenance services provided by MAKO.

Net Cash Provided by (Used in) Investing Activities

          Net cash used by investing activities for the six months ended June 30, 2013 was primarily attributable to the purchase of investments of $42.9 million and purchases of property and equipment of $3.4 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and computer equipment and software to support the growth in our business, which was partially offset by proceeds of $11.3 million from sales and maturities of investments. Net cash provided by investing activities for the six months ended June 30, 2012 was primarily attributable to proceeds of $22.3 million from sales and maturities of investments, which was partially offset by the purchase of investments of $3.2 million and purchases of property and equipment of $3.8 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and the growth in our business.

Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the six months ended June 30, 2013 and 2012 was primarily attributable to proceeds received under our employee stock purchase plan of $874,000 and $844,000, respectively, and to proceeds received on the exercise of stock options and warrants of $1.6 million and $2.2 million, respectively, which was partially offset by a $1.0 million cash payment to Deerfield under our credit facility for the six months ended June 30, 2013.

Operating Capital and Capital Expenditure Requirements

          To date, we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for approximately the next two years as we expand our sales and marketing capabilities in the orthopedic products market, continue to commercialize our RIO system and MAKOplasty applications, including our MAKOplasty THA application, and our implant systems, continue research and development of existing and future products, and continue development of the corporate infrastructure required to sell and market our products and support operations. We also expect to experience increased cash requirements for inventory and property and equipment in conjunction with the continued commercialization of our RIO system and implant systems, and introducing new and potential future applications including our MAKO-branded RESTORIS PST implant system, which we commercially released in October 2012.

          In executing our current business plan, we believe our cash, cash equivalents and investment balances as of June 30, 2013, and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities, or modify our current business plan. The sale of additional equity or convertible debt securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

          Because of the numerous risks and uncertainties associated with the development of medical devices and the current economic situation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of our products and successfully deliver commercial products to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue generated by sales of our current and future products;

•	the expenses we incur in selling and marketing our products and supporting our growth;

•	the costs and timing of domestic and foreign regulatory clearance or approvals for new products or upgrades or changes to our products;

•	the expenses we incur in complying with domestic or foreign regulatory requirements imposed on medical device companies;

•	the rate of progress, cost and success or failure of on-going development activities;

•	the emergence of competing or complementary technological developments;

•	the expenses we may incur in finding additional or alternate sources of supply for any single source suppliers in the event such suppliers are no longer able to fulfill our supply requirements;

•	the costs of filing, prosecuting, defending and enforcing any patent or license claims and other intellectual property rights, or participating in litigation related activities;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the impact of the United States healthcare reform legislation enacted in March 2010 on hospital spending, reimbursement, and the taxing of medical device companies;

•	the acquisition of businesses, products and technologies; and

•	general economic conditions and interest rates.

Contractual Obligations

          At June 30, 2013, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $7.3 million.

          We have a contingent obligation to make one-time payments of up to $5.6 million in lieu of paying ongoing, periodic royalty payments under certain royalty bearing arrangements related to our intellectual property rights. If incurred, these contingent obligations would be recognized in the second half of 2014.

          In June 2013, we entered into a License Agreement for certain exclusive intellectual property rights which requires minimum payments of approximately $1.0 million annually. The initial term of the License Agreement ends in June 2016 and may be renewed for additional periods.

          Other than as described above and scheduled payments through June 30, 2013, there have been no significant changes in our contractual obligations during the six months ended June 30, 2013 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

          Disclosure Controls and Procedures.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

          There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In May 2012, two shareholder complaints were filed in the U.S. District Court for the Southern District of Florida against the Company and certain of its officers and directors as purported class actions on behalf of all purchasers of the Company’s common stock between January 9, 2012 and May 7, 2012. The cases were filed under the captions James H. Harrison, Jr. v. MAKO Surgical Corp. et al., No. 12-cv-60875 and Brian Parker v. MAKO Surgical Corp. et al., No. 12-cv-60954. The court consolidated the Harrison and Parker complaints under the caption In re MAKO Surgical Corp. Securities Litigation, No. 12-60875-CIV-Cohn/Seltzer, and appointed Oklahoma Firefighters Pension and Retirement System and Baltimore County Employees’ Retirement System to serve as co-lead plaintiffs. In September 2012, the co-lead plaintiffs filed an amended complaint that expanded the proposed class period through July 9, 2012. The amended complaint alleged the Company, its Chief Executive Officer, President and Chairman, Maurice R. Ferré, M.D., and its Chief Financial Officer, Fritz L. LaPorte, violated federal securities laws by making misrepresentations and omissions during the proposed class period about the Company’s financial guidance for 2012 that artificially inflated the Company’s stock price. The amended complaint sought an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. In October 2012, the Company, Dr. Ferré, and Mr. LaPorte filed a motion to dismiss the amended complaint in its entirety. On May 15, 2013, the court granted the motion to dismiss and found that the challenged statements in the amended complaint were not material misrepresentations or omissions but rather were forward-looking statements accompanied by meaningful cautionary language and thus not actionable. In its order, the court gave co-lead plaintiffs an opportunity to request leave to file a second amended complaint, which they declined. Accordingly, on June 14, 2013 the court closed the case and entered final judgment for the Company, Dr. Ferré and Mr. LaPorte. No appeal was filed and the time for filing an appeal has expired.

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

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on the motion to dismiss filed in the In re MAKO Surgical Corp. Securities Litigation class action. On June 20, 2013, this case was voluntarily dismissed.

          The two other derivative actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig.¸ Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleged that the Company’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint sought an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve the Company’s corporate governance and internal procedures. On October 31, 2012, the Company and the individual defendants each filed motions to dismiss the consolidated complaint. On June 6, 2013, the court granted the Company’s motion to dismiss on the grounds that the plaintiff failed to comply with applicable law by serving a pre-suit demand on the Company’s board of directors or by adequately alleging that doing so would be futile. The court gave the plaintiff until June 27, 2013 to file a motion seeking leave to file a second amended complaint.

          On June 14, 2013, the plaintiff in the federal court derivative action made a demand on the Company to inspect its books and records. Because the Company believed the plaintiff had not stated a proper purpose for the requested inspection, it denied this inspection request.

          On June 27, 2013, the plaintiff filed a motion requesting sixty additional days to file a motion for leave to amend the consolidated complaint, alleging the intent to pursue a legal action in Delaware or Florida in order to inspect the Company’s books and records for the purpose of establishing futility of a pre-suit demand. To date, Plaintiff has not filed any action regarding his purported inspection rights. On July 15, 2013, the Company and the individual defendants filed a motion opposing the plaintiff’s request for additional time. The court has not ruled on the motion.

          In addition, on October 31, 2012, the Company’s board of directors appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full board regarding the claims raised in the consolidated federal derivative action, as well as a demand made on the board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the board of directors file suit on behalf of the Company. On November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the consolidated federal derivative action pending the completion of the demand review committee’s investigation. When the court dismissed the federal derivative action, it also denied the motion to stay as moot. The demand review committee has not yet completed its review, investigation and report.

ITEM 1A. RISK FACTORS.

          There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

          The following table summarizes the repurchases of the Company’s common stock during the three month period ended June 30, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
April 1 to 30, 2013	—	$—	—	$—
May 1 to 31, 2013	5,244	10.82	—	—
June 1 to 30, 2013	—	—	—	—
	5,244	$10.82	—	$—

(1)	Represents the surrender of shares of common stock to the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable

ITEM 5. OTHER INFORMATION.

          Not applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement between the Company and Ian. R. Dawson, effective May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on June 4, 2013)
10.2

First Amendment to Amended and Restated Employment Agreement between the Company and Ivan Delevic, effective May 31, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on June 4, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: August 1, 2013	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte
Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement between the Company and Ian. R. Dawson, effective May 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on June 4, 2013)
10.2

First Amendment to Amended and Restated Employment Agreement between the Company and Ivan Delevic, effective May 31, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on June 4, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements