Form 10-Q
period 2013-09-30
MAKO Surgical Corp.
filed 2013-11-06
CIK 1411861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ___________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2013:

Class	Outstanding at October 28, 2013
Common Stock	51,479,936

MAKO Surgical Corp.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKO SURGICAL CORP.

Condensed Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,939	$61,367
Short-term investments	39,938	11,899
Accounts receivable, net of allowances of $703 and $381, at September 30, 2013 and December 31, 2012, respectively	16,382	22,389
Inventory	24,589	25,080
Deferred cost of revenue	1,348	967
Financing commitment asset (Note 8)	—	7,608
Prepaid and other current assets	3,295	1,972
Total current assets	98,491	131,282
Long-term investments	3,403	—
Cost method investment (Note 4)	4,181	4,181
Property and equipment, net	22,451	22,996
Intangible assets, net	5,298	5,657
Other assets	2,790	2,786
Total assets	$136,614	$166,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,036	$2,267
Accrued compensation and employee benefits	4,818	4,298
Other accrued liabilities	15,101	8,727
Deferred revenue	9,839	9,973
Warrant liability	8,029	—
Total current liabilities	38,823	25,265

Deferred revenue, non-current	755	800
Total liabilities	39,578	26,065

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 27,000,000 authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 135,000,000 authorized; 47,189,076 and 46,601,252 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively (excludes 12,500 and 421,999 unvested shares of restricted stock as of September 30, 2013 and December 31, 2012, respectively)	47	47
Additional paid-in capital	369,194	362,364
Accumulated deficit	(272,180)	(221,576)
Accumulated other comprehensive income (loss)	(25)	2
Total stockholders’ equity	97,036	140,837
Total liabilities and stockholders’ equity	$136,614	$166,902

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Procedures	$16,224	$12,042	$47,438	$36,622
Systems	2,695	14,413	17,425	28,467
Service	3,843	2,722	10,933	7,402
Total revenue	22,762	29,177	75,796	72,491
Cost of revenue:
Procedures	4,139	6,226	15,755	12,001
Systems	1,773	5,453	7,353	10,697
Service	522	295	1,306	1,127
Total cost of revenue	6,434	11,974	24,414	23,825
Gross profit	16,328	17,203	51,382	48,666
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	22,556	19,794	64,535	57,953
Research and development (exclusive of depreciation and amortization)	6,235	4,973	16,881	15,071
Merger transaction expenses	6,611	—	6,611	—
Depreciation and amortization	2,174	1,787	6,323	5,244
Total operating costs and expenses	37,576	26,554	94,350	78,268
Loss from operations	(21,248)	(9,351)	(42,968)	(29,602)
Other income (expense), net	(8)	2,842	(7,621)	2,867
Loss before income taxes	(21,256)	(6,509)	(50,589)	(26,735)
Income tax expense	—	45	15	84
Net loss	$(21,256)	$(6,554)	$(50,604)	$(26,819)
Net loss per share - Basic and diluted	$(0.45)	$(0.15)	$(1.08)	$(0.64)
Weighted average common shares outstanding - Basic and diluted	47,036	42,306	46,926	42,054

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Loss	$(21,256)	$(6,554)	$(50,604)	$(26,819)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	25	(11)	(27)	(42)
Comprehensive loss	$(21,231)	$(6,565)	$(50,631)	$(26,861)

See accompanying notes.

MAKO SURGICAL CORP.

Condensed Statements of Cash Flows
(in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(50,604)	$(26,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,395	4,281
Amortization of intangible assets	1,357	1,269
Stock-based compensation	8,972	10,418
Provision for inventory reserve	4,549	3,262
Amortization of premium on investment securities	209	297
Loss on asset impairment	2,465	828
Provision for doubtful accounts	337	245
Issuance of stock under development agreement	1,361	681
Non-cash changes under credit facility	7,608	(3,204)
Changes in operating assets and liabilities:
Accounts receivable	5,670	939
Inventory	(6,101)	(10,568)
Deferred cost of revenue	(381)	(384)
Prepaid and other current assets	(1,323)	(2,540)
Other assets	(4)	(37)
Accounts payable	(1,231)	(1,734)
Accrued compensation and employee benefits	520	(5,287)
Other accrued liabilities	7,374	(2,545)
Deferred revenue	(179)	3,215
Net cash used in operating activities	(14,006)	(27,683)
Investing activities:
Purchase of investments	(59,219)	(3,159)
Proceeds from sales and maturities of investments	27,541	30,813
Acquisition of property and equipment	(5,272)	(7,325)
Acquisition of intangible assets	(998)	(65)
Net cash provided by (used in) investing activities	(37,948)	20,264
Financing activities:
Payment under credit facility (Note 8)	(1,000)	—
Proceeds from employee stock purchase plan	1,241	1,344
Exercise of common stock options and warrants for cash	3,441	3,989
Payment of payroll taxes relating to vesting of restricted stock	(156)	(172)
Net cash provided by financing activities	3,526	5,161
Net decrease in cash and cash equivalents	(48,428)	(2,258)
Cash and cash equivalents at beginning of period	61,367	13,438
Cash and cash equivalents at end of period	$12,939	$11,180

Non-cash investing and financing activities:
Receipt of 13,110 and 4,556 shares of common stock delivered in payment of payroll taxes for the nine months ended September 30, 2013 and 2012, respectively	$156	$172
Transfers of inventory to property and equipment	2,043	2,273
Issuance of stock under development agreement	1,361	681
Reclassification of warrants under credit facility (Note 8)	8,029	—

See accompanying notes.

MAKO SURGICAL CORP.

Notes to Condensed Financial Statements
September 30, 2013
(Unaudited)

1. Organization and Basis of Presentation

          MAKO Surgical Corp. (the “Company” or “MAKO”) is an emerging medical device company that markets its RIO® Robotic Arm Interactive Orthopedic system, joint specific applications for the knee and hip, and proprietary RESTORIS® implants for orthopedic procedures called MAKOplasty®. The Company is headquartered in Fort Lauderdale, Florida and its common stock is listed on The NASDAQ Global Select Market under the ticker symbol “MAKO.”

Merger Agreement with Stryker Corporation

          On September 25, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Stryker Corporation, a Michigan corporation (“Stryker”), and Lauderdale Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Stryker (“Merger Sub”).

          The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Stryker, and that, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company outstanding immediately prior to the Effective Time (other than dissenting shares and shares owned by the Company, Stryker or Merger Sub or any of their subsidiaries) will be automatically converted into the right to receive $30.00 in cash, without interest (the “Merger Consideration”).

          Pursuant to the Merger Agreement, as of the Effective Time, (1) each option to purchase a share of the Company’s common stock that is outstanding immediately prior to the Effective Time will become fully vested and be converted into the right to receive a cash payment equal to the Merger Consideration, net of the exercise price, (2) each award of restricted shares of the Company’s common stock that is outstanding immediately prior to the Effective Time will become fully vested and be converted into the right to receive a cash payment equal to the product of the Merger Consideration and the number of shares subject to the award, and (3) each unexercised Company warrant that is outstanding immediately prior to the Effective Time will, in accordance with the terms of the applicable Company warrant, no longer be exercisable for any capital stock of the surviving corporation, but will only be exercisable or canceled, as applicable, in accordance with the terms of the applicable Company warrant in exchange for the Merger Consideration.

          The Board of Directors of the Company (the “Board”) has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated thereby. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote (the “Company Stockholder Approval”). The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the absence of any newly enacted law, injunction or order prohibiting the Merger; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); compliance with the covenants and agreements in the Merger Agreement in all material respects; and, until August 31, 2014, the absence of certain pending actions by governmental entities against the parties to the Merger Agreement or their subsidiaries. The closing of the Merger is not subject to a financing condition.

          The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (1) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (2) not to engage in specified types of transactions during this period unless agreed to in writing by Stryker, (3) to convene and hold a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval and (4) subject to certain exceptions, not to withdraw, modify or qualify in a manner adverse to Stryker or Merger Sub the recommendation of the Board that the Company’s stockholders approve the adoption of the Merger Agreement.

          The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept an unsolicited superior proposal from a third party. The Merger Agreement provides that, upon termination of the Merger Agreement by the Company in order to accept a superior proposal, a termination fee of $61.0 million will be payable by the Company to Stryker. The termination fee is also payable under certain other limited circumstances, including if Stryker terminates the Merger Agreement due to the Board’s change of recommendation in favor of the Merger or the Company’s failure to include the Board’s recommendation in favor of the Merger in the proxy statement. In addition, subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by September 30, 2014.

          The Company retained J.P. Morgan as its financial advisor in connection with the proposed Merger and to deliver a fairness opinion in connection with the proposed Merger. The Company has agreed to pay J.P. Morgan an aggregate fee of approximately $19.0 million, of which approximately $16.0 million will be payable upon completion of the Merger, and of which $3.0 million was earned upon delivery of J.P. Morgan’s opinion and was not contingent on the consummation of any transaction. The $3.0 million was recorded to expense in merger transaction expenses in the condensed statement of operations for the three months ended September 30, 2013. In addition, the Company has agreed to reimburse J.P Morgan for its reasonable expenses incurred in connection with its services, including the fees and disbursements of counsel, and will indemnify J.P. Morgan against certain liabilities, including liabilities arising under the Federal securities laws.

Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed financial statements (“condensed financial statements”) of the Company have been prepared on a basis consistent with the Company’s December 31, 2012 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2013 may not be indicative of the results to be expected for the entire year or any future periods.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company’s cash and cash equivalents are held in demand and money market accounts at four large financial institutions. The Company’s investments are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit at four large financial institutions. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

          The Company may perform credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides an allowance for doubtful accounts when collections become doubtful but has not experienced any significant credit losses to date.

          The Company is subject to risks common to emerging companies in the medical device industry including, but not limited to: new technological innovations, dependence on key personnel, dependence on key suppliers, changes in general economic conditions and interest rates, protection of proprietary technology, compliance with new and established domestic and foreign government regulations and taxes, uncertainty of widespread market acceptance of products, unanticipated changes in the timing of the sales cycle for the Company’s products or the vetting process undertaken by prospective customers, access to credit for capital purchases by the Company’s customers, product liability, the need to obtain additional financing and reliance on single source suppliers for implant products and certain components of the RIO® Robotic Arm Interactive Orthopedic system (“RIO”). The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating the net realizable value of its inventory, uncertainty continues to exist.

          The Company expects to derive most of its revenue from capital sales of its RIO, current and future MAKOplasty applications to the RIO (together with the RIO, the “RIO system”), recurring sales of implants and disposable products required for each MAKOplasty procedure, and service plans that are sold with the RIO system. If the Company is unable to achieve broad commercial acceptance of MAKOplasty or maintain or obtain regulatory clearances or approvals for current and future products, including other orthopedic products, its revenue would be adversely affected and the Company may not become profitable.

          The Company’s current versions of its RIO system, its MAKOplasty partial knee and total hip arthroplasty (“THA”) RIO applications, its RESTORIS® MCK multicompartmental knee implant systems and RESTORIS total hip implant systems have been cleared by the U.S. Food and Drug Administration (“FDA”). Certain products currently under development by the Company will require clearance or approval by the FDA or other international regulatory agencies prior to commercial sale. There can be no assurance that the Company’s products will receive the necessary clearances or approvals. If the Company were to be denied any such clearance or approval or such clearance or approval were delayed, it could have a material adverse impact on the Company.

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

(in thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Amount Reclassified	As Reported Herein	As Previously Reported	Amount Reclassified	As Reported Herein
Selling, general and administrative	$20,258	$(464)	$19,794	$59,330	$(1,377)	$57,953
Research and development	4,973	—	4,973	15,071	—	15,071
Merger transaction expenses	—	—	—	—	—	—
Depreciation and amortization	1,323	464	1,787	3,867	1,377	5,244
Total operating costs and expenses	$26,554	$—	$26,554	$78,268	$—	$78,268

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

Deferred Revenue and Deferred Cost of Revenue

          Deferred revenue consists of deferred service revenue, deferred system revenue and deferred procedure revenue. Deferred service revenue results from the advance payment for maintenance services to be delivered over a period of time, usually in one-year increments. Deferred system revenue arises from timing differences between the installation of RIO systems and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred procedure revenue arises from sales to independent international distributors which provide for a right of return. No revenue is recognized for these sales until the right of return expires or is waived. Deferred revenue expected to be realized within one year is classified as a current liability. Deferred cost of revenue consists of the direct costs associated with the manufacture of RIO systems and implants and disposable products for which the revenue has been deferred in accordance with the Company’s revenue recognition policy. The deferred revenue balance as of September 30, 2013 consisted primarily of deferred service revenue for maintenance services.

Fair Value of Financial Instruments

          Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

Inventory

          Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor and manufacturing overhead. The Company reviews its inventory periodically to determine net realizable value and considers product upgrades and new product introductions in its periodic review of realizability. During the nine months ended September 30, 2013, the Company increased its inventory reserve by $4.5 million, or $(0.10) per basic and diluted share for excess hip implant inventory. The inventory valuation adjustment was charged to cost of revenue – procedures in the condensed statement of operations. Inventory valuation reserves are determined based on the Company’s assessment of the forecasted demand for its products and the on hand quantities of inventory. Depending on demand for the Company’s products, technical obsolescence and new product introductions, future valuation adjustments of the Company’s inventory may occur. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

Impairment of Long-Lived Assets

          The Company evaluates its long-lived assets for indicators of impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2013, the Company incurred asset impairments of $2.5 million, or $(0.05) per basic and diluted share. The impairment charge was primarily related to excess hip implant instruments used to perform THA procedures and was charged to selling, general and administrative expense in the condensed statement of operations. Depending on the operating performance and projected undiscounted cash flows associated with the related assets, future impairment charges of the Company’s long-lived assets may occur.

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

(in thousands)	September 30,
	2013	2012
Stock options outstanding	6,513	5,396
Warrants to purchase common stock	1,211	1,211
Unvested restricted stock	13	431
Total	7,737	7,038

3. Available-For-Sale Investments

          The Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses, interest and dividends, amortization of premium and discount on investment securities and declines in value determined to be other-than-temporary on available-for-sale securities are included in other income (expense), net. During the three and nine months ended September 30, 2013 and 2012, realized gains and losses recognized on the sale of investments were not significant. The cost of securities sold is based on the specific identification method.

          The amortized cost and fair value of short and long-term investments, with gross unrealized gains and losses, were as follows:

          As of September 30, 2013

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$21,000	$7	$(6)	$21,001
Certificates of deposit	18,953	—	(16)	18,937
Long-term investments:
U.S. government agencies	504	—	(2)	502
Certificates of deposit	2,909	2	(10)	2,901
Total investments	$43,366	$9	$(34)	$43,341

          As of December 31, 2012

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agencies	$1,704	$1	$—	$1,705
Certificates of deposit	10,193	7	(6)	10,194
Total investments	$11,897	$8	$(6)	$11,899

          As of September 30, 2013 and December 31, 2012, all short-term investments had maturity dates of less than one year. As of September 30, 2013, all long-term investments had maturity dates between one and two years.

4. Cost Method Investment

          The Company has a minority equity interest in Pipeline Biomedical Holdings, Inc. (“Pipeline”) which the Company accounts for as a cost method investment under ASC 325-20, Cost Method Investments. The carrying amount of the equity interest in Pipeline consists of 1,137,513 shares of Pipeline common stock that are subject to redemption and conversion into an exclusive, limited distribution rights agreement for certain Pipeline technology in certain instances. The carrying amount of the equity interest in Pipeline is $4.2 million and is included in cost method investment on the balance sheet. It is not practical to estimate the fair value of the equity interest in Pipeline as Pipeline’s securities are not publicly traded. The Company reviews the equity interest in Pipeline for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. No events or circumstances indicated that the equity interest in Pipeline was impaired as of September 30, 2013. See Note 11 for more information regarding the redemption of the Company’s minority equity interest in Pipeline in October 2013.

5. Fair Value Measurements

          A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are as follows:

•	Level 1 Inputs – unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 Inputs – unobservable inputs for the asset or liability.

          The fair values of the Company’s financial assets measured on a recurring basis are summarized below:

(in thousands)	September 30, 2013	Fair Value Measurements at the Reporting Date Using
		Level 1	Level 2	Level 3
Short-term investments:
U.S. government agencies	$21,001	$20,497	$504	$—
Certificates of deposit	18,937	—	18,937	—
Long-term investments:
U.S. government agencies	502	—	502	—
Certificates of deposit	2,901	—	2,901	—
Total assets	$43,341	$20,497	$22,844	$—
Warrant liability:
Warrant liability	8,029	—	—	8,029
Total liabilities	$8,029	$—	$—	$8,029

(in thousands)	December 31, 2012	Fair Value Measurements at the Reporting Date Using
		Level 1	Level 2	Level 3
Short-term investments:
U.S. government agencies	$1,705	$1,001	$704	$—
Certificates of deposit	10,194	—	10,194	—
Financing commitment asset	7,608	—	—	7,608
Total assets	$19,507	$1,001	$10,898	$7,608

          The Company’s Level 2 assets consist of certificates of deposit and U.S. government agency securities. Level 2 securities are priced based on quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable market inputs for similar securities. There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy. See Note 8 for more information regarding the Company’s financing commitment asset and warrant liability.

          The table below provides a reconciliation of the financing commitment asset measured at fair value on a recurring basis which use Level 3 inputs for the nine months ended September 30, 2013.

(in thousands)	Fair Value Measurements Level 3
Nine Months Ended September 30, 2013
Balance at December 31, 2012	$7,608
Change in value of financing commitment asset reported in other income (expense)	(7,608)
Balance at September 30, 2013	$—

          The table below provides a reconciliation of the warrant liability measured at fair value on a recurring basis which use Level 3 inputs for the nine months ended September 30, 2013.

(in thousands)	Fair Value Measurements Level 3
Nine Months Ended September 30, 2013
Balance at December 31, 2012	$—
Transfers into Level 3	8,029
Balance at September 30, 2013	$8,029

6. Inventory

          Inventory consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012
Inventory:
Raw materials	$3,236	$4,351
Work-in-process	1,345	1,159
Finished goods	20,008	19,570
Total inventory	$24,589	$25,080

          See Note 2 for a discussion of the inventory valuation adjustment for the nine months ended September 30, 2013.

7. Commitments and Contingencies

Purchase Commitments

          At September 30, 2013, the Company was committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $7.7 million.

Contractual Obligations

          On September 25, 2013, the Company entered into the Merger Agreement with Stryker. Upon a change of control event, the Company has a contingent obligation to make one-time payments of up to $18.0 million under certain royalty bearing arrangements related to its intellectual property rights. The contingent obligation to pay up to $18.0 million is generally in lieu of paying ongoing, periodic royalty payments. In addition, the Company retained J.P. Morgan as its financial advisor in connection with the proposed Merger and to deliver a fairness opinion in connection with the proposed Merger. The Company has agreed to pay J.P. Morgan an aggregate fee of approximately $19.0 million, of which approximately $16.0 million will be payable upon completion of the Merger, and of which $3.0 million was earned upon delivery of J.P. Morgan’s opinion and was not contingent on the consummation of any transaction.

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

          Additionally, in June and July 2012, four shareholder derivative complaints were filed against the Company, as nominal defendant, and its Board, as well as Dr. Ferré and, in two cases, Mr. LaPorte. Those complaints allege that the Company’s directors and certain officers violated their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing the Company to make misrepresentations or omissions that exposed the Company to damages in an earlier filed securities class action and damage to the Company’s goodwill.

          Two of the derivative actions were filed in the Seventeenth Judicial Circuit in and for Broward County, Florida and have been consolidated under the caption In re MAKO Surgical Corporation Shareholder Derivative Litigation, No. 12-cv-16221. By order dated July 3, 2012, the court stayed In re MAKO Surgical Corporation Shareholder Derivative Litigation pending a ruling on the motion to dismiss filed in the earlier-filed class action. On June 20, 2013, this case was voluntarily dismissed.

          The two other derivative actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig., Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleged that the Company’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint sought an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve the Company’s corporate governance and internal procedures. On October 31, 2012, the Company and the individual defendants each filed motions to dismiss the consolidated complaint. On June 6, 2013, the court granted the Company’s motion to dismiss on the grounds that the plaintiff failed to comply with applicable law by serving a pre-suit demand on the Board or by adequately alleging that doing so would be futile. The court gave the plaintiff until June 27, 2013 to file a motion seeking leave to file a second amended complaint.

           On June 14, 2013, the plaintiff in the federal court derivative action made a demand on the Company to inspect its books and records. Because the Company believed the plaintiff had not stated a proper purpose for the requested inspection, it denied this inspection request.

           On June 27, 2013, the plaintiff filed a motion requesting sixty additional days to file a motion for leave to amend the consolidated complaint, alleging the intent to pursue a legal action in Delaware or Florida in order to inspect the Company’s books and records for the purpose of establishing futility of a pre-suit demand. On July 15, 2013, the Company and the individual defendants filed a motion opposing the plaintiff’s request for additional time. On August 15, 2013, the court entered an order denying plaintiffs’ motion for an extension of time to file a motion for leave to amend the complaint and dismissing the case without prejudice. To date, plaintiff has not filed any action regarding his purported inspection rights or refiled a derivative action.

          In addition, on October 31, 2012, the Board appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full Board regarding the claims raised in the consolidated federal derivative action, as well as a demand made on the Board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the Board file suit on behalf of the Company. On November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the consolidated federal derivative action pending the completion of the demand review committee’s investigation. When the court dismissed the federal derivative action, it also denied the motion to stay as moot. The demand review committee has not yet completed its review, investigation and report.

          In connection with the proposed Merger between the Company and Stryker, the Company and the members of its Board have been named as defendants in nine putative stockholder class actions complaints challenging the transaction, three filed in the Court of Chancery in the State of Delaware (the “Delaware Actions”), and six filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Florida Actions”). The lawsuits generally allege that the individual defendants breached their fiduciary duties by, among other things, failing to obtain sufficient value for the Company’s stockholders in the transaction and agreeing to certain terms in the Merger Agreement that allegedly restrict the individual defendants’ ability to obtain a more favorable offer. The complaints also allege that the Company, Stryker, and/or Merger Sub aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses, and costs.

          On October 9, 2013, two of the three Delaware Actions were consolidated and, on October 18, 2013, the third Delaware Action was consolidated with the previous two. The six Florida Actions were consolidated on October 21, 2013. Prior to the consolidation, on October 16, 2013, defendants filed a motion to proceed in one jurisdiction in both the Florida and Delaware courts, in which the motion defendants sought to have all actions related to the proposed transaction litigated in only one of the two fora.

          Following consolidation, on October 21, 2013, plaintiffs in the Delaware Actions filed a consolidated amended complaint in which they allege, in addition to the claims set out in the original complaints, that the Company’s directors also breached their fiduciary duties by failing to disclose purportedly material information to the Company’s stockholders in the preliminary proxy filed by the Company with the SEC on October 16, 2013. On October 22, 2013, plaintiffs in the Florida Actions likewise filed a consolidated amended complaint that added allegations regarding purported omissions in the preliminary proxy.

          On October 22, 2013 and October 23, 2013, respectively, plaintiffs in both the Florida and Delaware Actions moved for expedited proceedings, and plaintiffs in the Delaware action also moved for a preliminary injunction to prevent the closing of the proposed transaction. On October 24, 2013, defendants filed an opposition to the expedited proceedings in the Florida Actions. On October 25, 2013, the Florida court heard argument on defendants’ motion to proceed in one forum and determined that Florida litigation would proceed. Shortly thereafter, the Florida court scheduled a preliminary injunction hearing for November 27, 2013.

           On October 29, 2013, the Delaware court held a hearing on the defendant’s motion to proceed in one forum, and while reserving judgment, noted that it was inclined to let the Delaware Actions proceed. On October 31, 2013, the Florida court issued a Sua Sponte Order of Reconsideration and Staying Consolidated Actions, staying all proceedings in the Florida Actions (including the preliminary injunction hearing previously set for November 27, 2013). On November 4, 2013, the Delaware court heard the argument on plaintiffs’ motion for expedited proceedings and on November 5, 2013, that court granted expedited proceedings in connection with certain of plaintiffs’ claims.

          The Company continues to believe these lawsuits are meritless.

           The Company has recorded $1.3 million to expense, $500,000 of which was incurred in prior periods, in selling, general and administrative expenses to cover the insurance deductible for the Company’s directors’ and officers’ insurance policies related to the above actions.

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

          In exchange for the Financing Commitment, on May 7, 2012, the Company issued to Deerfield warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $27.70 per share. The warrants issued under the Facility Agreement expire on the seventh anniversary of its issuance. As of September 30, 2013, all 275,000 warrants were outstanding and exercisable. Each $10 million disbursement would have been accompanied by the issuance to Deerfield of warrants to purchase 140,000 shares of the Company’s common stock, at an exercise price equal to a 20% premium to the mean closing price of the Company’s common stock over the five trading days following receipt by Deerfield of the draw notice.

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

          The Financing Commitment was classified as a current asset on the condensed balance sheet and was considered a derivative as the Company could have put additional warrants and debt to Deerfield. The Financing Commitment was revalued each subsequent balance sheet date until the Draw Period expired, with any changes in the fair value between reporting periods recorded in other income (expense), net in the condensed statement of operations. The fair value of the Financing Commitment on December 31, 2012 was $7.6 million and the fair value of the Financing Commitment on March 31, 2013 was $6.9 million. Upon the expiration of the Draw Period on May 15, 2013, the Financing Commitment had no value and the $7.6 million change in the fair value of the Financing Commitment for the nine months ended September 30, 2013 (of which $661,000 and $6.9 million was incurred in the first and second quarter of 2013, respectively) was recorded in other income (expense), net in the condensed statement of operations.

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

          The holder of a warrant may exercise the warrant either for cash or on a cashless basis. In connection with certain Major Transactions, as defined in the warrant, including a change of control of the Company or the sale of more than 50% of the Company’s assets, the holder may have the option to receive, in exchange for the warrant, a number of shares of common stock equal to the Black-Scholes value of the warrant, as defined in the warrant, divided by the closing price of the common stock on the trading day before closing. In certain circumstances, all or a portion of such payment may be made in cash rather than in shares of common stock. In connection with certain “events of default,” as defined in the Facility Agreement, the holder may have the option to receive, in exchange for the warrant, a number of shares of common stock equal to the Black-Scholes value of the warrant, as defined in the warrant, divided by the volume weighted average price for the five trading days prior to the applicable Default Notice, as defined in the warrant.

          Prior to the Board’s approval of the Merger Agreement in September 2013, the warrants to purchase 275,000 shares of the Company’s common stock qualified for treatment as equity and the fair value of the warrants of $3.6 million on June 28, 2012 were classified as additional paid-in capital on the condensed balance sheet. Certain provisions in the Facility Agreement provided for cash redemption upon certain contingent events, including a Merger Agreement. Since the warrants fall under the scope of ASC 480, Distinguishing Liabilities from Equity, liability classification is required upon occurrence of a contingently redeemable event. Subsequent to the Board’s approval of the Merger Agreement, the warrants do not meet the criteria for equity treatment and therefore have been reclassified as a liability. The warrants were reclassified at fair value on the date of the Board’s approval of the Merger Agreement from additional paid-in capital to warrant liability in the condensed balance sheet. The fair value of the warrants of $8.0 million on September 30, 2013 are classified as warrant liability in the condensed balance sheet. The change in fair value of the warrant liability from Board’s approval of the Merger Agreement to September 30, 2013 was not significant. The warrant liability is subject to re-measurement at each balance sheet date until settled, and any change in fair value is recognized in the Company’s condensed statement of operations.

          The warrants to purchase 275,000 shares of the Company’s common stock were valued as of September 30, 2013 using a Black-Scholes valuation model with the following assumptions: expected life of 5.62 years, risk free rate of 1.77%, expected volatility of 213.09%, expected stock price of $30.00 and no expected dividend yield. The fair value of the warrants of $8.0 million as of September 30, 2013, is the product of the Black-Scholes value of the warrants and a discount equal to the discount of the closing price of the Company’s common stock on September 30, 2013 relative to the Merger Consideration. The most significant unobservable input in estimating the fair value of the warrants was the discount rate. A 100 basis point change in the discount rate input could change the fair value of the warrants by approximately $80,000.

9. Stockholders’ Equity

Preferred Stock

          As of September 30, 2013 and December 31, 2012, the Company was authorized to issue 27,000,000 shares of $0.001 par value preferred stock. As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Common Stock

          As of September 30, 2013 and December 31, 2012, the Company was authorized to issue 135,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and if declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date on the common stock. Each share of common stock is entitled to one vote on matters submitted to a vote of stockholders.

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

          During the three months ended September 30, 2013 and 2012, stock-based compensation expense was $3.1 million and $4.3 million, respectively. Included within stock-based compensation expense for the three months ended September 30, 2013 were $2.9 million related to stock option grants, $85,000 related to restricted stock grants, and $78,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan. During the nine months ended September 30, 2013 and 2012, stock-based compensation expense was $9.0 million and $10.4 million, respectively. Included within stock-based compensation expense for the nine months ended September 30, 2013 were $8.0 million related to stock option grants, $618,000 related to restricted stock grants, and $304,000 related to employee stock purchases under the 2008 Employee Stock Purchase Plan.

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

          The 2008 Plan contains an evergreen provision whereby the authorized shares increase on January 1st of each year in an amount equal to the least of (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding year, (2) 2.5 million shares and (3) a number of shares determined by the Board that is lesser than (1) and (2). The number of additional shares authorized under the 2008 Plan on January 1, 2013 was approximately 1,881,000.

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

          Activity under the Plans is summarized as follows:

(in thousands, except per share data)		Outstanding Options
	Shares/Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	884	5,450	$16.65
Shares reserved	1,881	—	—
Shares surrendered under the 2008 Plan	13	—	—
Options granted	(1,956)	1,956	11.53
Options exercised	—	(439)	7.66
Options forfeited under the 2004 Plan	—	(7)	11.12
Options forfeited under the 2008 Plan	447	(447)	22.31
Restricted stock forfeited under the 2008 Plan	375	—	—
Balance at September 30, 2013	1,644	6,513	$15.34

          In addition to the options issued under the Plans, the Company issued options to purchase 40,000 shares of its common stock under agreements for consulting services (the “Service Options”). As of September 30, 2013, 14,125 Service Options were vested and exercisable and 36,000 Service Options were outstanding with a weighted average exercise price of $11.04.

          The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2013, there was total unrecognized compensation cost of approximately $21.8 million, net of estimated forfeitures, related to non-vested stock-based payments (including stock option grants, restricted stock grants and compensation expense relating to shares issued under the 2008 Employee Stock Purchase Plan). The unrecognized compensation cost will be adjusted for future changes in estimated forfeitures, and is expected to be recognized over a remaining weighted average period of 2.5 years as of September 30, 2013.

          The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	0.04% - 2.40%	0.91% - 1.40%
Expected life	6.25 years	6.25 years
Expected dividends	—	—
Expected volatility	46.64% - 94.30%	47.52% - 48.62%

          During the nine months ended September 30, 2013, 375,000 shares of restricted stock subject to performance conditions were forfeited as the performance conditions were not achieved on the measurement date of March 31, 2013. As of September 30, 2013, 12,500 shares of restricted stock were unvested and outstanding. During the nine months ended September 30, 2013, 13,110 shares of common stock were surrendered to the Company to cover payroll taxes associated with the taxable income from the vesting of restricted stock previously granted.

          See Note 1 for information regarding the treatment of the Company’s stock-based instruments pursuant to the proposed Merger.

Warrants

          In December 2004, the Company issued warrants to purchase 462,716 shares of common stock at a purchase price of $0.03 per share. The warrants were immediately exercisable at an exercise price of $3.00 per share, with the exercise period expiring in December 2014. As of September 30, 2013, 194,059 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 1,290,323 shares of common stock at a purchase price of $0.125 per share and an exercise price of $7.44 per share. The warrants became exercisable on April 29, 2009 and have a seven-year term. As of September 30, 2013, 598,741 warrants were outstanding and exercisable.

          In October 2008, the Company issued warrants to purchase 322,581 shares of common stock at a purchase price of $0.125 per share and an exercise price of $6.20 per share. These warrants became exercisable on December 31, 2009 and have a seven-year term. As of September 30, 2013, 143,157 warrants were outstanding and exercisable.

          In May 2012, the Company issued warrants to purchase 275,000 shares of common stock at an exercise price of $27.70 per share. These warrants became exercisable on May 7, 2012 and have a seven-year term. As of September 30, 2013, all 275,000 warrants were outstanding and exercisable.

          See Note 1 for information regarding the treatment of the outstanding warrants pursuant to the proposed Merger.

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

11. Subsequent Event

          On October 1, 2013, the Company entered into an Asset Purchase Agreement with Pipeline and on October 8, 2013, pursuant to the terms of the Asset Purchase Agreement, the Company completed the acquisition of substantially all of Pipeline’s business dedicated to the design, development, manufacture and commercialization of orthopedic devices and related instruments for use with robotic devices and manual medical procedures (the “Transaction”).

          The purchase price for the Transaction consisted of a credit for a cash down payment previously paid to Pipeline in the amount of $2.5 million and the Company’s issuance at closing to Pipeline of an aggregate of 3,953,771 unregistered shares of common stock of the Company. The Company also entered into employment and consulting arrangements with certain key employees of the acquired business.

          In connection with the Transaction, the Company’s 1,137,513 shares of Pipeline common stock were redeemed and converted into an exclusive, limited distribution rights agreement for certain Pipeline technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          In this report, “MAKO Surgical,” “MAKO,” the “Company,” “we,” “us” and “our” refer to MAKO Surgical Corp.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This report contains forward-looking statements regarding, among other things, statements related to expectations, goals, plans, objectives and future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934 and the Private Securities Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “outlook,” “guidance” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of such statements include, but are not limited to, statements about our ability to complete the Merger with Stryker Corporation; the nature, timing and number of planned new product introductions; market acceptance of MAKOplasty, including our RIO® Robotic Arm Interactive Orthopedic system, or RIO, joint specific applications for the knee and hip, and our RESTORIS family of implant systems; the effect of anticipated changes in the size, health and activities of population on the demand for our products; assumptions and estimates regarding the size and growth of certain market segments; our ability and intent to expand into international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability from third parties, including single source suppliers, of development services and implants for and components of our RIO; the viability of maintaining our licensed intellectual property or our ability to obtain additional licenses necessary to our growth; the anticipated adequacy of our capital resources to meet the needs of our business; our continued investment in new products and technologies; the ultimate marketability of newly launched products and products currently being developed; the ability to implement new technologies successfully; our ability to sustain, and our goals for, sales and earnings growth, including projections regarding RIO system installations and post-installation system utilization; our success in achieving timely approval or clearance of products with domestic and foreign regulatory entities; our compliance with domestic and foreign regulatory requirements, including Medical Device Reporting requirements and other required reporting to the United States Food and Drug Administration; the stability of certain domestic and foreign economic markets; the impact of anticipated changes in the U.S. healthcare industry and the medical device industry and our ability to react to and capitalize on those changes; future declarations of cash dividends; and the impact of any managerial changes. These statements are based on the current estimates and assumptions of our management as of the date of this report and are subject to risks, uncertainties, changes in circumstances, assumptions and other factors that may cause actual results to differ materially from those indicated by forward-looking statements, many of which are beyond our ability to control or predict. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations and may include the following:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement with Stryker Corporation;

•

the failure to complete or a delay in the completion of the proposed Merger with Stryker for any reason including, without limitation, the failure to obtain the required vote of our stockholders to adopt the Merger Agreement, the failure to obtain the required regulatory approval, or the failure to satisfy any of the other closing conditions of the Merger;

•

risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the Merger or the integration of the acquired business of Pipeline Biomedical Holdings, Inc.;

•

the effect of the announcement of the Merger or the integration of the acquired business of Pipeline on our ability to maintain relationships with our customers and suppliers and maintain our operating results and business generally;

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

•

any unanticipated impact arising out of the legal proceedings that have been or may be instituted against us and others relating to the Merger, as well as any other litigation, inquiry, or investigation brought against us;

•	any negative impact from the generation or interpretation of clinical study results related to MAKOplasty;

•	loss of key management and other personnel or inability to attract and/or retain such management and other personnel including as a result of the planned Merger;

•	increases in costs of retaining a direct sales force and building a distributor network;

•	unanticipated issues related to, or unanticipated changes in or difficulties associated with, the recruitment of agents and distributors of our products; and

•	unanticipated intellectual property expenditures required to develop, market, protect, and defend our products or market position.

          These and other risks are described in greater detail under Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

          We have received or applied for trademark registration of and/or claim trademark rights, including in the following marks: “MAKOplasty®,” “RIO®” and “RESTORIS®,” as well as in the MAKO Surgical Corp. “MAKO” logo, whether standing alone or in connection with the words “MAKO Surgical Corp.”

Overview

          We are an emerging medical device company that markets our RIO Robotic-Arm Interactive Orthopedic system, joint specific applications for the knee and hip, and proprietary RESTORIS implants for orthopedic procedures. We offer MAKOplasty, an innovative, restorative surgical solution that enables orthopedic surgeons to consistently, reproducibly and precisely treat patient specific osteoarthritic disease. Our common stock is listed on The NASDAQ Global Select Market under the ticker symbol “MAKO.”

          We have incurred net losses in each year since our inception and, as of September 30, 2013, we had an accumulated deficit of $272.2 million. We expect to continue to incur significant operating losses as we increase our sales and marketing activities and otherwise continue to invest capital in the development and expansion of our products and our business generally. We expect that our selling, general and administrative expenses will continue to increase to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty and to support our continued growth in operations. We also expect our research and development expenses to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Recent business events and key milestones in the development of our business include the following:

          • During the nine month period ended September 30, 2013, we sold nineteen RIO systems, comprised of fifteen domestic commercial sales, three international commercial sales and one international demonstration sale, and six MAKOplasty total hip arthroplasty applications, or THA applications, to existing RIO customers. We deferred recognition of one international commercial sale and one international demonstration sale as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of September 30, 2013. We also recognized the revenue associated with two previously deferred international commercial RIO system sales during the nine months ended September 30, 2013, as all revenue recognition criteria consistent with the Company’s revenue recognition policy had been satisfied.

          • As of September 30, 2013, our worldwide commercial installed base was 174 systems and our domestic commercial installed base was 166 systems. Of the installed base of 174 systems, 115 systems, or 66% of our worldwide commercial installed base, have the MAKOplasty THA application.

• A total of 9,521 MAKOplasty procedures were performed worldwide during the nine month period ended September 30, 2013, representing a 30% increase over the same period in 2012.

• As further discussed below, on September 25, 2013, we entered into an Agreement and Plan of Merger with Stryker Corporation.

          • On October 8, 2013, pursuant to an Asset Purchase Agreement, we completed the acquisition of substantially all of Pipeline Biomedical Holdings, Inc.’s business dedicated to the design, development, manufacture and commercialization of orthopedic devices and related instruments for use with robotic devices and manual medical procedures.

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

Merger Agreement with Stryker Corporation

          On September 25, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Stryker Corporation, a Michigan corporation, or Stryker, and Lauderdale Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Stryker, or Merger Sub.

          The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company, or the Merger, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Stryker, and that, at the effective time of the Merger, or the Effective Time, each share of our common stock, par value $0.001 per share, outstanding immediately prior to the Effective Time (other than dissenting shares and shares owned by the Company, Stryker or Merger Sub or any of their subsidiaries) will be automatically converted into the right to receive $30.00 in cash, without interest, or the Merger Consideration.

          Pursuant to the Merger Agreement, as of the Effective Time, (1) each option to purchase a share of our common stock that is outstanding immediately prior to the Effective Time will become fully vested and be converted into the right to receive a cash payment equal to the Merger Consideration, net of the exercise price, (2) each award of restricted shares of our common stock that is outstanding immediately prior to the Effective Time will become fully vested and be converted into the right to receive a cash payment equal to the product of the Merger Consideration and the number of shares subject to the award, and (3) each unexercised Company warrant that is outstanding immediately prior to the Effective Time will, in accordance with the terms of the applicable warrant, no longer be exercisable for any capital stock of the surviving corporation, but will only be exercisable or canceled, as applicable, in accordance with the terms of the applicable warrant in exchange for the Merger Consideration.

          Our Board of Directors, or the Board, has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated thereby. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote, or the Company Stockholder Approval. The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the absence of any newly enacted law, injunction or order prohibiting the Merger; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); compliance with the covenants and agreements in the Merger Agreement in all material respects; and, until August 31, 2014, the absence of certain pending actions by governmental entities against the parties to the Merger Agreement or their subsidiaries. The closing of the Merger is not subject to a financing condition.

          We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (1) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (2) not to engage in specified types of transactions during this period unless agreed to in writing by Stryker, (3) to convene and hold a meeting of our stockholders for the purpose of obtaining the Company Stockholder Approval and (4) subject to certain exceptions, not to withdraw, modify or qualify in a manner adverse to Stryker or Merger Sub the recommendation of the Board that the our stockholders approve the adoption of the Merger Agreement.

           The Merger Agreement contains certain termination rights, including our right to terminate the Merger Agreement to accept an unsolicited superior proposal from a third party. The Merger Agreement provides that, upon termination of the Merger Agreement by us in order to accept a superior proposal, a termination fee of $61.0 million will be payable by us to Stryker. The termination fee is also payable under certain other limited circumstances, including if Stryker terminates the Merger Agreement due to the Board’s change of recommendation in favor of the Merger or our failure to include the Board’s recommendation in favor of the Merger in the proxy statement. In addition, subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by September 30, 2014.

          We retained J.P. Morgan as our financial advisor in connection with the proposed Merger and to deliver a fairness opinion in connection with the proposed Merger. We have agreed to pay J.P. Morgan an aggregate fee of approximately $19.0 million, of which approximately $16.0 million will be payable upon completion of the Merger, and of which $3.0 million was earned upon delivery of J.P. Morgan’s opinion and was not contingent on the consummation of any transaction. The $3.0 million was recorded to expense in merger transaction expenses in the condensed statement of operations for the three months ended September 30, 2013. In addition, we have agreed to reimburse J.P Morgan for its reasonable expenses incurred in connection with its services, including the fees and disbursements of counsel, and will indemnify J.P. Morgan against certain liabilities, including liabilities arising under the Federal securities laws.

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

Selling, General and Administrative Expenses

          Our selling, general and administrative expenses consist primarily of expenses relating to compensation, including the direct salary and benefit cost for sales, marketing, training, clinical research, operations, regulatory, quality, finance, legal, executive, and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with sales and marketing activities, marketing and advertising materials, training, insurance, professional fees for legal and accounting services, consulting fees, travel expenses, facility and related operating costs and recruiting and other human resources expenses. Our selling, general and administrative expenses also include the expense relating to the new medical device tax, which became effective January 1, 2013. Our selling, general and administrative expenses are expected to continue to increase due to the planned increase in the number of activities necessary to support the sales and marketing efforts associated with the growing commercialization of MAKOplasty. In addition, we expect to incur additional costs associated with securing, protecting and defending our intellectual property rights as necessary and advisable to support our current and future product offerings.

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

Critical Accounting Policies

          There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2013 as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2012.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% of Change	2013	2012	Change	% of Change
Revenue:
Procedures	$16,224	$12,042	$4,182	35%	$47,438	$36,622	$10,816	30%
Systems	2,695	14,413	(11,718)	(81%)	17,425	28,467	(11,042)	(39%)
Service	3,843	2,722	1,121	41%	10,933	7,402	3,531	48%
Total revenue	22,762	29,177	(6,415)	(22%)	75,796	72,491	3,305	5%
Cost of revenue:
Procedures	4,139	6,226	(2,087)	(34%)	15,755	12,001	3,754	31%
Systems	1,773	5,453	(3,680)	(67%)	7,353	10,697	(3,344)	(31%)
Service	522	295	227	77%	1,306	1,127	179	16%
Total cost of revenue	6,434	11,974	(5,540)	(46%)	24,414	23,825	589	2%
Gross profit	16,328	17,203	(875)	(5%)	51,382	48,666	2,716	6%
Operating costs and expenses:
Selling, general and administrative (exclusive of depreciation and amortization)	22,556	19,794	2,762	14%	64,535	57,953	6,582	11%
Research and development (exclusive of depreciation and amortization)	6,235	4,973	1,262	25%	16,881	15,071	1,810	12%
Merger transaction expenses	6,611	—	6,611	100%	6,611	—	6,611	100%
Depreciation and amortization	2,174	1,787	387	22%	6,323	5,244	1,079	21%
Total operating costs and expenses	37,576	26,554	11,022	42%	94,350	78,268	16,082	21%
Loss from operations	(21,248)	(9,351)	(11,897)	127%	(42,968)	(29,602)	(13,366)	45%
Other income (expense), net	(8)	2,842	(2,850)	(100%)	(7,621)	2,867	(10,488)	(366%)
Loss before income taxes	(21,256)	(6,509)	(14,747)	227%	(50,589)	(26,735)	(23,854)	89%
Income tax expense	—	45	(45)	(100%)	15	84	(69)	(82%)
Net loss	$(21,256)	$(6,554)	$(14,702)	224%	$(50,604)	$(26,819)	$(23,785)	89%

Revenue

          Revenue was $22.8 million for the three months ended September 30, 2013, compared to $29.2 million for the three months ended September 30, 2012. The decrease in revenue of $6.4 million, or 22%, was primarily due to an $11.7 million, or 81%, decrease in system revenue, which was partially offset by a $4.2 million, or 35%, increase in procedure revenue and a $1.1 million, or 41%, increase in service revenue.

          The $11.7 million decrease in system revenue was attributable to the recognition of $2.7 million of revenue from two commercial unit sales of our RIO system, both of which included MAKOplasty THA applications, two MAKOplasty THA application sales to existing customers, and recognition of one previously deferred international commercial RIO system sale during the three months ended September 30, 2013, as compared to the recognition of $14.4 million of revenue from fifteen commercial unit sales of our RIO system, eleven of which included MAKOplasty THA applications, and three MAKOplasty THA application sales to existing customers during the three months ended September 30, 2012. System revenue for the three months ended September 30, 2013 was reduced by $246,000 for the deferral of system revenue primarily related to our service obligation for maintenance, as compared to the deferral of $2.2 million during the three months ended September 30, 2012. Revenues deferred for the service obligation will be recognized in service revenue over the period maintenance services are performed, which is generally twelve months. In addition to the two commercial unit sales of our RIO system recognized during the three months ended September 30, 2013, we had one international commercial sale and one international demonstration sale of our RIO system for which we deferred revenue recognition as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of September 30, 2013.

           The $4.2 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the three months ended September 30, 2013 to 3,259 as compared to 2,413 during the three months ended September 30, 2012. The 35% increase in the number of MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial site.

          The $1.1 million increase in service revenue was attributable to an increase in customer sites under maintenance contracts as our installed base of RIO systems increases.

          Revenue was $75.8 million for the nine months ended September 30, 2013, compared to $72.5 million for the nine months ended September 30, 2012. The increase in revenue of $3.3 million, or 5%, was primarily due to a $10.8 million, or 30%, increase in procedure revenue and a $3.5 million, or 48%, increase in service revenue, which was partially offset by an $11.0 million, or 39%, decrease in system revenue.

          The $10.8 million increase in procedure revenue was attributable to an increase in the number of MAKOplasty procedures performed during the nine months ended September 30, 2013 to 9,521 as compared to 7,300 during the nine months ended September 30, 2012. The 30% increase in the number of MAKOplasty procedures performed was primarily due to the continued adoption of MAKOplasty, driven by the growth of our commercial installed base of RIO systems and relatively consistent average monthly utilization per commercial site.

          The $11.0 million decrease in system revenue was attributable to the recognition of $17.4 million of revenue from seventeen commercial unit sales of our RIO system, including two international commercial sales, thirteen of which included MAKOplasty THA applications, six MAKOplasty THA application sales to existing customers, and recognition of two previously deferred international commercial RIO system sales during the nine months ended September 30, 2013, as compared to the recognition of $28.5 million of revenue from twenty-nine commercial unit sales of our RIO system, including one international commercial sale, twenty-two of which included MAKOplasty THA applications, and fourteen MAKOplasty THA application sales to existing customers during the nine months ended September 30, 2012. System revenue for the nine months ended September 30, 2013 was reduced by $2.0 million for the deferral of system revenue primarily related to our service obligation for maintenance, as compared to the deferral of $4.2 million during the nine months ended September 30, 2012. Revenues deferred for the service obligation will be recognized in service revenue over the period maintenance services are performed, which is generally twelve months. In addition to the seventeen commercial unit sales of our RIO system recognized during the nine months ended September 30, 2013, we had one international commercial sale and one international demonstration sale of our RIO system for which we deferred revenue recognition as all revenue recognition criteria consistent with the Company’s revenue recognition policy had not been satisfied as of September 30, 2013.

          The $3.5 million increase in service revenue was attributable to an increase in customer sites under maintenance contracts as our installed base of RIO systems increases.

          We expect our revenue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

Cost of Revenue and Gross Profit

          Cost of revenue was $6.4 million for the three months ended September 30, 2013, compared to $12.0 million for the three months ended September 30, 2012. The decrease in cost of revenue of $5.5 million, or 46%, was primarily due to the recognition of three unit sales of our RIO system and two MAKOplasty THA application sales to existing customers during the three months ended September 30, 2013 as compared to recognition of fifteen unit sales of our RIO system and three MAKOplasty THA application sales to existing customers during the three months ended September 30, 2012 and a $3.1 million inventory valuation adjustment for excess hip implant inventory during the three months ended September 30, 2012.

          Cost of revenue was $24.4 million for the nine months ended September 30, 2013, compared to $23.8 million for the nine months ended September 30, 2012. The increase in cost of revenue of $589,000, or 2%, was primarily due to an increase in MAKOplasty procedures performed and a $4.5 million inventory valuation adjustment for excess hip implant inventory as discussed below during the nine months ended September 30, 2013 as compared to a $3.3 million inventory valuation adjustment for excess hip implant inventory during the nine months ended September 30, 2012, which was partially offset by fewer RIO systems sold during the nine months ended September 30, 2013 compared to same period in 2012.

          During the nine months ended September 30, 2013, we increased our inventory reserve by $4.5 million, or $(0.10) per basic and diluted share, of which $4.1 million was incurred in the second quarter of 2013, for excess hip implant inventory related to our RESTORIS Trinity Cup, RESTORIS Metafix Femoral Stem implant system and our RESTORIS Z implant system. The valuation adjustment was primarily due to the greater than anticipated adoption of our RESTORIS PST Cup and Tapered Femoral Stem hip implant system, or RESTORIS PST implant system, which we commercially launched in October 2012, as a percent of total THA procedures. In the second and third quarter of 2013, over 75% of our THA procedure volume was performed with our RESTORIS PST implant system and we expect that it will continue to grow in the future as a percentage of total THA procedures. The inventory valuation adjustment was charged to cost of revenue – procedures in the condensed statement of operations. Depending on demand for our products, technical obsolescence and new product introductions, future valuation adjustments of our inventory may occur.

          We expect our cost of revenue to increase in future periods as the number of MAKOplasty procedures performed increases and the installed base of RIO systems covered under maintenance contracts increases.

          Gross profit for the three months ended September 30, 2013 was $16.3 million compared to a gross profit of $17.2 million for the three months ended September 30, 2012. Total gross margin for the three months ended September 30, 2013 was 72%, including a 74% margin on procedure revenue, a 34% margin on system revenue and an 86% margin on service revenue compared to a gross margin of 59% for the three months ended September 30, 2012, including a 48% margin on procedure revenue, a 62% margin on system revenue and an 89% margin on service revenue. The increase in margin on procedure revenue was primarily attributable to the $3.1 million inventory valuation adjustment for excess hip implant inventory during the three months ended September 30, 2012. The decrease in margin on system revenue was primarily attributable to fewer RIO systems sold which resulted higher indirect costs per system during the three months ended September 30, 2013 compared to the same period in 2012. The margin on service revenue for the three months ended September 30, 2013 was consistent with the margin on service revenue for the three months ended September 30, 2012.

          Gross profit for the nine months ended September 30, 2013 was $51.4 million compared to a gross profit of $48.7 million for the nine months ended September 30, 2012. Total gross margin for the nine months ended September 30, 2013 was 68%, including a 67% margin on procedure revenue, a 58% margin on system revenue and an 88% margin on service revenue compared to a gross margin of 67% for the nine months ended September 30, 2012, including a 67% margin on procedure revenue, a 62% margin on system revenue and an 85% margin on service revenue. The margin on procedure revenue for the nine months ended September 30, 2013 was consistent with the margin on procedure revenue for the nine months ended September 30, 2012. The decrease in margin on system revenue was primary attributable to fewer RIO systems sold which resulted higher indirect costs per system during the nine months ended September 30, 2013 compared to the same period in 2012. The margin on service revenue for the nine months ended September 30, 2013 was consistent with the margin on service revenue for the nine months ended September 30, 2012.

Selling, General and Administrative

          Selling, general and administrative expense for the three and nine months ended September 30, 2013 were $22.6 million and $64.5 million, respectively, compared to $19.8 million and $58.0 million, respectively, for the three and nine months ended September 30, 2012. The increase of $2.8 million, or 14%, for the three months ended September 30, 2013 and $6.6 million, or 11%, for the nine months ended September 30, 2013, was primarily due to the impact of the new medical device excise tax ($288,000 and $1.0 million for the three and nine months ended September 30, 2013, respectively), which became effective January 1, 2013, the recognition of a $2.0 million payment to Pipeline in connection with negotiation of the Asset Purchase Agreement we entered into with Pipeline in October 2013 as discussed in Note 11 to the Financial Statements, and an increase in legal costs associated with (1) asserting our intellectual property rights and (2) to cover our insurance deductible related to the actions discussed in Note 7 to the Financial Statements. Selling, general and administrative expense for the nine months ended September 30, 2013 was also impacted by an asset impairment charge for excess hip implant instruments as discussed below. Selling, general and administrative expense for the three and nine months ended September 30, 2013 included $2.5 million and $7.2 million, respectively, of stock-based compensation expense compared to $3.7 million and $8.7 million, respectively, for the three and nine months ended September 30, 2012. The decrease in stock-based compensation expense was primarily due to $1.1 million of stock-based compensation recognized for the accelerated vesting of options occurring upon the resignation of our former Senior Vice President of Sales and Marketing on July 17, 2012. We expect our selling, general and administrative expenses to continue to increase due to our planned increase in the number of activities necessary to support the sales and marketing efforts associated with the growing commercialization of our products.

          During the nine months ended September 30, 2013, we incurred asset impairments of $2.5 million, or $(0.05) per basic and diluted share, compared to $828,000 for the nine months ended September 30, 2012. The $2.5 million impairment for the nine months ended September 30, 2013 was primarily related to excess hip implant instruments associated with our to our RESTORIS Trinity Cup, RESTORIS Metafix Femoral Stem implant system and our RESTORIS Z implant system. The impairment charge was primarily due to greater than anticipated adoption of our RESTORIS PST implant system as a percent of total THA procedures as discussed in “Cost of Revenue and Gross Profit” above. The $2.5 million impairment charge was charged to selling, general and administrative expense in the condensed statement of operations.

Research and Development

          Research and development expense for the three and nine months ended September 30, 2013 was $6.2 million and $16.9 million, respectively, compared to $5.0 million and $15.1 million, respectively, for the three and nine months ended September 30, 2012. The increase of $1.3 million, or 25%, for the three months ended September 30, 2013 and $1.8 million, or 12%, for the nine months ended September 30, 2013 was primarily due to $778,000 of expense recognized related to 203,417 shares of our common stock we issued to Pipeline on October 1, 2010 under the Strategic Alliance Agreement with Pipeline. The shares issued to Pipeline were being recognized on a straight line basis over the period Pipeline was performing development services under the Strategic Alliance Agreement. We recognized the remaining $778,000 of previously unrecognized expense related to the shares issued to Pipeline as of September 30, 2013 as we determined it was probable no further development services would be performed under the Strategic Alliance Agreement. The increase in research and development expense for the three and nine months ended September 30, 2013 was also due to an increase in research and development activities associated with on-going development of our RIO system and applications, our RESTORIS family of implant systems, and potential future products. We expect our research and development expense to increase as we continue to expand our research and development activities, including the support of existing products and the research and development of potential future products.

Merger Transaction Expenses

          During the three and nine months ended September 30, 2013, we recognized $6.6 million of transaction costs related to the Merger Agreement with Stryker as discussed in “Merger Agreement with Stryker Corporation” above. These costs consisted of $3.6 million for legal services and $3.0 million for financial advisory services from J.P. Morgan that have been incurred as a result of the proposed Merger.

Depreciation and Amortization

          Depreciation and amortization expense for the three and nine months ended September 30, 2013 was $2.2 million and $6.3 million, respectively, compared to $1.8 million and $5.2 million, respectively, for the three and nine months ended September 30, 2012. The increase of $387,000, or 22%, for the three months ended September 30, 2013 and $1.1 million, or 21%, for the nine months ended September 30, 2013 was primarily due to an increase in depreciation of property and equipment as a result of purchases made during 2012 and 2013 for implant instrumentation to support the growth in our installed base of RIO systems and purchases to support the growth in our business and the expansion of our training facilities in 2012 to support such growth.

Other income (expense), net

          Other income (expense), net for the three and nine months ended September 30, 2013 was $8,000 and $7.6 million of expense, respectively, compared to $2.8 million and $2.9 million of income, respectively, for the three and nine months ended September 30, 2012. The increase in expense of $2.9 million and $10.5 million for the three and nine months ended September 30, 2013, respectively, was primarily due to non-cash expense recognized on the change in fair value of our Financing Commitment as discussed in Note 8 to the Financial Statements.

Income Taxes

          No federal income taxes were recognized for the three and nine months ended September 30, 2013 and 2012, due to net operating losses in each period. State and local income taxes for the three and nine months ended September 30, 2013 was $0 and $15,000, respectively, compared to $45,000 and $84,000, respectively, for the three and nine months ended September 30, 2012. Income taxes recognized to date have not been significant due to net operating losses we have incurred in each period since our inception. In addition, no deferred income taxes were recorded for the three and nine months ended September 30, 2013 and 2012, as all income tax benefits were fully offset by a valuation allowance against our net deferred income tax assets.

Liquidity and Capital Resources

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012	Change	% of Change
Net cash used in operating activities	$(14,006)	$(27,683)	$13,677	(49%)
Net cash provided by (used in) investing activities	(37,948)	20,264	(58,212)	(287%)
Net cash provided by financing activities	3,526	5,161	(1,635)	(32%)
Net decrease in cash and cash equivalents	$(48,428)	$(2,258)	$(46,170)	2,045%

          We have incurred net losses and negative cash flow from operating activities for each period since our inception in November 2004. As of September 30, 2013, we had an accumulated deficit of $272.2 million and have financed our net losses principally through the sale of our equity securities.

          As of September 30, 2013, we had $56.3 million in cash, cash equivalents and available-for-sale investments. Our cash and investments classified as available-for-sale are held in a variety of interest bearing instruments, including notes and bonds from U.S. government agencies and certificates of deposit.

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

Net Cash Used in Operating Activities

          Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by non-cash items, such as depreciation and amortization, stock-based compensation, non-cash changes under the credit facility, and the inventory valuation adjustments and asset impairments discussed in “Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012” above. Net cash used in operating activities was also affected by changes in operating assets and liabilities. Included in changes in operating assets and liabilities for the nine months ended September 30, 2013 are $6.1 million of increases to inventory necessitated by increased sales of implants and disposable products and the commercial launch of our RESTORIS PST implant system for use with our MAKOplasty THA application, which was partially offset by $5.7 million of decreases in accounts receivable due primarily to collections of sales recognized in the prior year and $7.4 million of increases in other accrued liabilities, $6.6 million of which is associated with costs incurred in connection with the Merger Agreement with Stryker as discussed in “Merger Agreement with Stryker Corporation” above. Included in changes in operating assets and liabilities for the nine months ended September 30, 2012 are $10.6 million of increases to inventory necessitated by the anticipated increased sales of implants and disposable products and the commercial launch of our MAKOplasty THA application and $5.3 million of decreases to accrued compensation and employee benefits, which were partially offset by $3.2 million of increases to deferred revenue primarily related to the first year warranty and maintenance services provided by MAKO.

Net Cash Provided by (Used in) Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2013 was primarily attributable to the purchase of investments of $59.2 million and purchases of property and equipment of $5.3 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and computer equipment and software to support the growth in our business, which was partially offset by proceeds of $27.5 million from sales and maturities of investments. Net cash provided by investing activities for the nine months ended September 30, 2012 was primarily attributable to proceeds of $30.8 million from sales and maturities of investments, which was partially offset by the purchase of investments of $3.2 million and purchases of property and equipment of $7.3 million primarily associated with implant instrumentation to support the commercialization of our total hip implant systems and the growth in our business.

Net Cash Provided by Financing Activities

          Net cash provided by our financing activities for the nine months ended September 30, 2013 and 2012 was primarily attributable to proceeds received under our employee stock purchase plan of $1.2 million and $1.3 million, respectively, and to proceeds received on the exercise of stock options and warrants of $3.4 million and $4.0 million, respectively, which was partially offset by a $1.0 million cash payment to Deerfield under our credit facility for the nine months ended September 30, 2013.

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

          In executing our current business plan, we believe our cash, cash equivalents and investment balances as of September 30, 2013, and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. To the extent our available cash, cash equivalents and investment balances are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities, or modify our current business plan. However, our ability to sell additional equity, debt or other securities, or to otherwise incur new debt, is limited by our Merger Agreement for our proposed Merger with Stryker. If we are able to sell additional equity or convertible debt securities, the sale of such securities may result in dilution to our current stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that could restrict our operations and ability to issue dividends. We may also require additional capital beyond our currently forecasted amounts. Any required additional capital, whether forecasted or not, may not be available on reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business and results of operations.

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

Contractual Obligations

          At September 30, 2013, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $7.7 million.

          In June 2013, we entered into a License Agreement for certain exclusive intellectual property rights which requires minimum payments of approximately $1.0 million annually. The initial term of the License Agreement ends in June 2016 and may be renewed for additional periods.

          On September 25, 2013, we entered into a Merger Agreement with Stryker. Upon a change of control event, we have a contingent obligation to make one-time payments of up to $18.0 million under certain royalty bearing arrangements related to our intellectual property rights. The contingent obligation to pay up to $18.0 million is generally in lieu of paying ongoing, periodic royalty payments. In addition, we retained J.P. Morgan as our financial advisor in connection with the proposed Merger and to deliver a fairness opinion in connection with the proposed Merger. We agreed to pay J.P. Morgan an aggregate fee of approximately $19.0 million, of which approximately $16.0 million will be payable upon completion of the Merger, and of which $3.0 million was earned upon delivery of J.P. Morgan’s opinion and was not contingent on the consummation of any transaction. The $3.0 million was recorded as merger transaction expenses for the three months ended September 30, 2013.

          Other than as described above and scheduled payments through September 30, 2013, there have been no significant changes in our contractual obligations during the nine months ended September 30, 2013 as compared to the contractual obligations described in our Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

          Disclosure Controls and Procedures.

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management evaluated, with the participation of our chief executive officer and chief financial officer, or the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based upon their evaluation of these disclosure controls and procedures, our Certifying Officers concluded that the disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

          There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Additionally, in June and July 2012, four shareholder derivative complaints were filed against the Company, as nominal defendant, and its Board of Directors (the “Board”), as well as Dr. Ferré and, in two cases, Mr. LaPorte. Those complaints allege that the Company’s directors and certain officers violated their fiduciary duties, wasted corporate assets and were unjustly enriched by allowing the Company to make misrepresentations or omissions that exposed the Company to damages in an earlier-filed securities class action and damage to the Company’s goodwill.

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

          The two other derivative actions were filed in the U.S. District Court for the Southern District of Florida under the captions Todd Deehl v. Ferré et al., No. 12-cv-61238 and Robert Bardagy v. Ferré et al., No. 12-cv-61380. On August 29, 2012, the court consolidated these two federal cases under the caption In re MAKO Surgical Corp. Derivative Litig., Case No. 12-61238-CIV-COHN-SELTZER and approved the filing of a consolidated complaint. The consolidated complaint alleged that the Company’s directors and two of its officers breached fiduciary duties, wasted corporate assets and were unjustly enriched by issuing, or allowing the issuance of, annual sales guidance for 2012 that they allegedly knew lacked any reasonable basis. The consolidated complaint sought an unspecified amount of damages, attorneys’ and expert fees, costs and corporate reforms to allegedly improve the Company’s corporate governance and internal procedures. On October 31, 2012, the Company and the individual defendants each filed motions to dismiss the consolidated complaint. On June 6, 2013, the court granted the Company’s motion to dismiss on the grounds that the plaintiff failed to comply with applicable law by serving a pre-suit demand on the Board or by adequately alleging that doing so would be futile. The court gave the plaintiff until June 27, 2013 to file a motion seeking leave to file a second amended complaint.

          On June 14, 2013, the plaintiff in the federal court derivative action made a demand on the Company to inspect its books and records. Because the Company believed the plaintiff had not stated a proper purpose for the requested inspection, it denied this inspection request.

          On June 27, 2013, the plaintiff filed a motion requesting sixty additional days to file a motion for leave to amend the consolidated complaint, alleging the intent to pursue a legal action in Delaware or Florida in order to inspect the Company’s books and records for the purpose of establishing futility of a pre-suit demand.. On July 15, 2013, the Company and the individual defendants filed a motion opposing the plaintiff’s request for additional time. On August 15, 2013, the court entered an order denying plaintiffs’ motion for an extension of time to file a motion for leave to amend the complaint and dismissing the case without prejudice. To date, plaintiff has not filed any action regarding his purported inspection rights or refiled a derivative action.

          In addition, on October 31, 2012, the Board appointed a demand review committee, consisting of two independent directors, to review, investigate, and prepare a report and recommendation to the full Board regarding the claims raised in the consolidated federal derivative action, as well as a demand made on the Board by two Company shareholders, Amy and Charles Miller, challenging the Company’s sales projections for 2012 and statements about its future financial outlook and demanding that the Board file suit on behalf of the Company. On November 19, 2012, upon recommendation of the demand review committee, the Company and the individual defendants filed a joint motion to stay the consolidated federal derivative action pending the completion of the demand review committee’s investigation. When the court dismissed the federal derivative action, it also denied the motion to stay as moot. The demand review committee has not yet completed its review, investigation and report.

          In connection with the proposed Merger between the Company and Stryker, the Company and the members of the Board have been named as defendants in nine putative stockholder class actions complaints challenging the transaction, three filed in the Court of Chancery in the State of Delaware (the “Delaware Actions”), and six filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Florida Actions”). The lawsuits generally allege that the individual defendants breached their fiduciary duties by, among other things, failing to obtain sufficient value for the Company’s stockholders in the transaction and agreeing to certain terms in the merger agreement that allegedly restrict the individual defendants’ ability to obtain a more favorable offer. The complaints also allege that the Company, Stryker, and/or Merger Sub aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses, and costs.

          On October 9, 2013, two of the three Delaware Actions were consolidated and, on October 18, 2013, the third Delaware Action was consolidated with the previous two. The six Florida Actions were consolidated on October 21, 2013. Prior to the consolidation, on October 16, 2013, defendants filed a motion to proceed in one jurisdiction in both the Florida and Delaware courts, in which the motion defendants sought to have all actions related to the proposed transaction litigated in only one of the two fora.

          Following consolidation, on October 21, 2013, plaintiffs in the Delaware Actions filed a consolidated amended complaint in which they allege, in addition to the claims set out in the original complaints, that the Company’s directors also breached their fiduciary duties by failing to disclose purportedly material information to the Company’s stockholders in the preliminary proxy filed by the Company with the SEC on October 16, 2013. On October 22, 2013, plaintiffs in the Florida Actions likewise filed a consolidated amended complaint that added allegations regarding purported omissions in the preliminary proxy.

          On October 22, 2013 and October 23, 2013, respectively, plaintiffs in both the Florida and Delaware Actions moved for expedited proceedings, and plaintiffs in the Delaware action also moved for a preliminary injunction to prevent the closing of the proposed transaction. On October 24, 2013, defendants filed an opposition to the expedited proceedings in the Florida Actions. On October 25, 2013, the Florida court heard argument on defendants’ motion to proceed in one forum and determined that Florida litigation would proceed. Shortly thereafter, the Florida court scheduled a preliminary injunction hearing for November 27, 2013.

          On October 29, 2013, the Delaware court held a hearing on the defendant’s motion to proceed in one forum, and while reserving judgment, noted that it was inclined to let the Delaware Actions proceed. On October 31, 2013, the Florida court issued a Sua Sponte Order of Reconsideration and Staying Consolidated Actions, staying all proceedings in the Florida Actions (including the preliminary injunction hearing previously set for November 27, 2013). On November 4, 2013, the Delaware court heard argument on plaintiffs’ motion for expedited proceedings and on November 5, 2013, that court granted expedited proceedings in connection with certain of plaintiffs’ claims.

          The Company continues to believe these lawsuits are meritless.

ITEM 1A. RISK FACTORS.

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition or revision, as the case may be, of the risk factors presented below.

Risks Related to the Merger

          The announcement and pendency of our proposed Merger could adversely affect our business, financial results and operations.

          The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers or suppliers, new distribution contracts could be delayed or decreased and we may have difficulty in hiring new key employees. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could have a significant negative impact on our future revenues and results of operations.

          We are also subject to restrictions, without the consent of Stryker, on the conduct of our business prior to the completion of the Merger as provided in the Merger Agreement generally requiring us to conduct our business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and enter into or modify certain contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise have a negative impact on our future revenues and results of operations.

          Failure to complete the proposed Merger could adversely affect our business and the market price of our common stock.

          There is no assurance that the closing of the Merger will occur. Completion of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, and certain other conditions, including, among other things, the absence of laws or orders restraining or prohibiting the Merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Board or a termination of the Merger Agreement by the Company to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not completed, and there are no other parties willing and able to acquire us at a price of $30 per share or higher and on other terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the Merger. In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the Merger Agreement is not adopted by our stockholders, or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Upon any termination of the Merger Agreement, we would not be entitled to receive a termination fee. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

          The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

          The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or participating in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee of $61 million if the Merger Agreement is terminated by the Company in order to accept a superior proposal. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even if the potential transaction may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the termination fee payable in certain circumstances may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

          If the Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

          If the Merger is not completed, the Board may review and consider various alternatives available to us, including, among others, continuing as a standalone public company with no material changes to our business or seeking an alternate transaction. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operations.

          Putative stockholder class actions challenging the Merger have been filed, and an unfavorable judgment or ruling in any of these lawsuits could prevent or delay the completion of the Merger and/or result in substantial costs.

          Putative class actions challenging the Merger have been filed on behalf of our stockholders in multiple jurisdictions. Additional lawsuits related to the Merger may be filed against us, Stryker and our respective affiliates and directors. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of Merger and/or result in substantial costs to us, including any costs associated with the indemnification of our directors.

Risks Related to Our Business

          We may attempt to acquire new products or technologies, such as our acquisition of the acquired business of Pipeline Biomedical Holdings, Inc., and if we are unable to successfully complete these acquisitions or to integrate acquired businesses, products, technologies or employees, we may fail to realize expected benefits or harm our existing business.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, products or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, such as with our acquisition of substantially all of the assets of Pipeline Biomedical Holdings, Inc. dedicated to the design, development, manufacture and commercialization of orthopedic devices and related instruments for use with robotic devices and manual medical procedures, which was completed on October 8, 2013, we may not be able to successfully integrate newly acquired organizations, products or technologies into our operations, and the process of integration could be expensive and time consuming and may strain our resources. Consequently, we may not achieve anticipated benefits of the acquisitions, which could harm our existing business. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges such as in-process research and development, any of which could harm our business and materially adversely affect our financial results or cause a reduction in the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

          The following table summarizes the repurchases of the Company’s common stock during the three month period ended September 30, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
July 1 to 31, 2013	—	$—	—	$—
August 1 to 31, 2013	2,622	15.62	—	—
September 1 to 30, 2013	—	—	—	—
	2,622	$15.62	—	$—

(1)	Represents the surrender of shares of common stock to the Company to satisfy the tax withholding obligations associated with the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable

ITEM 5. OTHER INFORMATION.

          Not applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated September 25, 2013, by and among Stryker Corporation, Lauderdale Merger Corporation and MAKO Surgical Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed on September 27, 2013)†

2.2

Asset Purchase Agreement, dated October 1, 2013, by and between Pipeline Biomedical Holdings, Inc. and MAKO Surgical Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed on October 2, 2013)†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

† Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and attachments upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKO Surgical Corp.

Date: November 5, 2013	By:	/s/ Fritz L. LaPorte
Fritz L. LaPorte
Senior Vice President of Finance and
Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated September 25, 2013, by and among Stryker Corporation, Lauderdale Merger Corporation and MAKO Surgical Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed on September 27, 2013)†

2.2

Asset Purchase Agreement, dated October 1, 2013, by and between Pipeline Biomedical Holdings, Inc. and MAKO Surgical Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed on October 2, 2013)†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
101

The following materials from MAKO Surgical Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements

† Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and attachments upon request by the U.S. Securities and Exchange Commission.